Form 10QSB
period 1995-06-30
LUNN INDUSTRIES INC /DE/
filed 1995-08-18
CIK 60911

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK ONE)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: June 30, 1995
                                          -------------

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
---- SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from____________________________________
     to________________________________

                          Commission File number 0-1298
                          -----------------------------

                              LUNN INDUSTRIES, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

                     Delaware                                      11-1581582
--------------------------------------------------------------  ----------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                                 Identification
                                                                  No.)

1 Garvies Point Road, Glen Cove, New York                        11542-2828
-----------------------------------------                        ----------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:    (516) 671-9000
                                                       --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [ X ]         NO [   ]

The aggregate number of shares of Common Stock outstanding as of July 19, 1995 was 7,409,908.

Transitional Small Business Disclosure Format (check one)
     Yes ________   No     X

                               PAGE 1 OF 13 PAGES.
                          INDEX OF EXHIBITS AT PAGE 13

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS


                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 JUNE 30, 1995

    -----------------------------------------------------------------------
                                     ASSETS
    -----------------------------------------------------------------------


                                                                 JUNE 30,
                                                                   1995
                                                                (UNAUDITED)
    -----------------------------------------------------------------------
    CURRENT ASSETS
      Accounts Receivable - trade, less allowance for
          doubtful accounts of $134,341                           2,400,156
      Inventories                                                 3,575,170
      Prepaid expense and other current assets                      225,661
                                                              -------------
         TOTAL CURRENT ASSETS                                     6,200,987
                                                              -------------
    PROPERTY, PLANT AND EQUIPMENT - NET                           7,692,157
                                                              -------------
      Other Assets:
      Security deposits and other assets                            113,901
      Intangible assets - net                                       573,389
                                                              -------------
      Total other assets                                            687,290

            TOTAL ASSETS                                        $14,580,434
                                                              -------------
                                                              -------------

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 1995

    -----------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
    -----------------------------------------------------------------------


                                                             JUNE 30,
                                                               1995
                                                           (UNAUDITED)
    -----------------------------------------------------------------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Bank overdraft                                             $36,803
      Accounts payable - trade                                 1,624,625
      Accrued liabilities                                      1,101,354
      Accrued income taxes                                        92,341
      Notes payable                                            3,470,743
      Capital lease obligations                                   15,009
                                                           -------------

          TOTAL CURRENT LIABILITIES                            6,340,875
                                                           -------------
    LONG-TERM LIABILITIES:
      Notes Payable                                              811,300

          TOTAL LONG TERM LIABILITIES                            811,300
                                                           -------------

              TOTAL LIABILITIES                                7,152,175
                                                           -------------
    STOCKHOLDERS' EQUITY:
      Common stock:  par value, $.01 per share,                   74,100
        authorized 20,000,000 shares; outstanding
        7,410,058
    Additional paid-in capital                                11,390,324
    Accumulated deficit                                       (4,035,828)
                                                           -------------
                                                               7,428,596

    Less treasury stock (150 shares)                                (337)
                                                           -------------

    TOTAL STOCKHOLDERS' EQUITY                                 7,428,259
                                                           -------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $14,580,434
                                                           -------------
                                                           -------------

                     LUNN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                    UNAUDITED


                                                              ------------------------------        ----------------------------
                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                           JUNE 30,                             JUNE 30,
                                                              ------------------------------        ------------------------------

                                                                  1995               1994               1995              1994
                                                              -----------        -----------        -----------        -----------
                        NET SALES                              $3,806,937         $4,295,375         $7,144,709         $8,669,493

    Cost of Sales                                               2,990,820          3,372,864          5,664,034          6,884,219
                                                              -----------        -----------        -----------        -----------

    Gross Profit (Loss)                                           816,117            922,511          1,480,675          1,785,274

    Selling, General and Administrative
      Expenses                                                    538,584            761,363          1,083,915          1,503,101
                                                              -----------        -----------        -----------        -----------

    Operating Income                                              277,533            161,148            396,760            282,173
                                                              -----------        -----------        -----------        -----------

    Other Income (Expense)
       Interest Income (Expense)                                 (111,439)           (69,979)          (212,088)          (142,883)
       Reportable Portion of Gain on Sale of Building             -                   37,250          -                     74,500
       Other Income (Expense)                                      12,443             10,483             20,589             19,542
                                                              -----------        -----------        -----------        -----------
                                                                  (98,996)           (22,246)          (191,499)           (48,841)
                                                              -----------        -----------        -----------        -----------

    Income (loss) from Continuing Operations Before
      Income Taxes, Discontinued Operations, Extraordinary
      Items and Change on Accounting Principal                    178,537            138,902            205,261            233,332

    Provision for Income Tax                                            0              5,084                  0             24,231

    Income (loss) from Continuing Operations Before
      Discontinued Operations, Extraordinary Items and
      Change in Accounting Principal                              178,537            133,818            205,261            209,101

    Discontinued Operations:
      Loss from Operations (net of Applicable Income                    0                  0                  0             88,937
      Tax Benefit of $60,788 for the Period Ended
      June 30, 1994).

    Gain on Disposal, Including Income Tax                              0                  0                  0            107,272
      Provision of $73,326

                 NET INCOME                                      $178,537           $133,818           $205,261           $227,436
                                                              -----------        -----------        -----------        -----------
                                                              -----------        -----------        -----------        -----------

    Weighted Average Number of Shares                           7,357,519          7,057,927          7,251,927          6,257,927

    Income Per Share
      Ordinary                                                      $0.02              $0.01              $0.03              $0.03
      Extraordinary                                               -                 -                                     -
                                                              -----------        -----------        -----------        -----------
                                                                    $0.02              $0.01              $0.03              $0.03

    Dividends                                                      None              None               None               None

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)


                                                             1995                  1994
                                                         -----------           -----------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income                                           $205,261              $239,974
       Adjustments to Reconcile Net Income
       Provided by Operating Activities:
       Depreciation and Amortization                         504,696               487,114
       Deferred Income Tax                                                          17,979
       Sale of Building deferred gain                                              (74,500)
    Changes in Assets & Liabilities:
        Accounts Receivable (Increase)                      (897,621)             (314,575)
        Inventory (Increase)                                (356,158)             (758,570)
        Prepaid Exp & Other Assets (Increase)                (69,312)             (141,908)
        Insurance Proceeds Receivable                                              570,829
        Accounts Payable - Increase (Decrease)               459,570              (357,981)
        Accrued Liabilities Increase (Decrease)              298,449                35,819
        Accrued Income Taxes                                       0                 9,502
        Other Current Liabilities                                  0                     0
        Customer Advances Increase (Decrease)                 18,000               (37,296)
                                                         -----------           -----------
                                                             162,885              (323,613)

    CASH FLOW FROM INVESTING ACTIVITIES
      Sale of Property, Plant & Equipment (Purchase)        (842,816)             (182,708)
       Intangibles                                          (528,515)                    0
       Construction in Progress                                    0              (100,061)
                                                         -----------           -----------
                                                          (1,371,331)             (282,769)

    CASH FLOWS FROM FINANCING ACTIVITIES
       Repayment of Notes                                    (77,450)                    0
       Reduction in Other Long-Term Debt                                             6,180
       Long Term Portion Shawmut Term                        (24,019)             (600,000)
       New Borrowing                                       1,175,000                     0
       Sale of Capital Stock                                 127,080             1,288,664
        Payment Capital Lease Obligations                     (1,223)                    0
                                                         -----------           -----------
                                                           1,199,388               694,844

    Net Increase (Decrease) in Cash                           (9,058)               88,462

    Cash Balance - Beginning                                 (27,745)               $7,810
                                                         -----------           -----------
    Cash Balance - Ending                                   ($36,803)              $96,272
                                                         -----------           -----------
                                                         -----------           -----------

                             LUNN INDUSTRIES, INC.
                                 AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              CONDENSED STATEMENTS




NOTE 1 - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The information contained in the condensed consolidated financial statements for the three and six months ended June 30, 1995 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. Those financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent Annual Report on Form 10-KSB.

     The unaudited results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2  -  CHANGE OF ASSETS

     On January 17, 1995, the Company purchased certain assets from the Limco Aluminum Bonding Company for $137,500 in cash and promissory notes of $705,000 due in 48 equal monthly payments with interest at prime rate. Assets acquired consisted of inventory ($75,161), machinery and equipment ($517,339), trademarks ($100,000) and covenant not to compete ($150,000).


            THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     During the second quarter ended June 30, 1995, the Company continued to implement its operating plan to rebuild the core business (composites and aluminum honeycomb), add new products and businesses (bonded assemblies), improve the financial base and stability of the Company, increase profitability and cash flow, and steadily decrease the Company's historical dependence on military sales. A relative measure of the success of the plan, thus far, is demonstrated in the improvement in operating income and income before taxes for the second quarter and six month periods ended June 30, 1995, compared to similar periods in 1994. This improvement occurred despite the fact that net sales in 1995 actually declined for the three and six months period ended June 30, 1995.

     Operating income for the quarter ended June 30, 1995 increased $116 Thousand (72.2%) as compared to the second quarter of 1994, and operating income increased $115 Thousand (40.6%) during the six-month period ended June 30, 1995, as compared to the same period in 1994. The improved income for 1995, reflects structural changes in the Company during 1994 and 1995 to reduce manufacturing facilities from six to three, reduce overall manpower from approximately 240 to approximately 160, relocate the Wyandanch, NY. and Newtown, CT. composite business facilities to improved modern facilities in Glen Cove, NY., acquire the assets of a bonded assemblies business in Glen Cove, NY., and reorganize and streamline manufacturing operations in the Company's aluminum honeycomb business located in Belcamp and Jessup, Maryland.

     SG&A expenses for the second quarter 1995 decreased $223 Thousand (29.3%) compared to the same period in 1994. Of this decrease, approximately $167 Thousand was attributable to the composite/bonded segment and $56 Thousand related to the aluminum honeycomb segment.

     Net sales for the second quarter ended June 30, 1995 were $3.8 Million as compared to $4.3 Million for the second quarter 1994, a decline of $488 Thousand (11.4%). Net sales for the first six months of 1995 were $7.1 Million as compared to $8.7 Million for 1994, a decline of $1.6 Million (17.6%). The decline in 1995 net sales was due entirely to reduced military composite sales. Second quarter and six months 1995 military composite sales were $702 Thousand and $1.1 Million, respectively, compared to $1.9 Million and $4.2 Million, respectively, for comparable periods during 1994. These declines resulted principally from continued reduction of the defense budget and slowdown in military procurement, as well as delayed releases of delivery orders on the mast fairing refurbishment contract received in December 1994. Additionally, first quarter 1995 composite production was impacted by closing and relocating the Company's Newtown, CT. and Wyandanch, NY. composite facilities to Glen Cove, NY.
during December 1994 and January 1995.   An added factor contributing to reduced
1995 composite sales was
the Company's completion of the approximate $2 Million U.S. Navy Aegis radar reflector program during December 1994 associated with closing down the Newtown, CT. facilities. The Company was unsuccessful in its bid to participate in a greatly scaled back follow-on program for redesigned reflectors. Note: second quarter 1994 Aegis reflectors sales were approximately $340 Thousand.

     The decline in military composite sales was offset by increased aluminum honeycomb sales and the addition of substantial bonded assembly sales. During the second quarter 1995 aluminum honeycomb net sales were $2.6 Million compared to $2.4 Million in the second quarter 1994, and six month 1995 honeycomb sales were $5.2 Million compared to $4.5 Million during the similar period in 1994. Bonded assembly sales for the second quarter 1995 were $518 Thousand and six month 1995 sales were $900 Thousand. There were no comparable bonded assembly sales during 1994. Increased honeycomb sales resulted from a number of factors including: an improving domestic commercial aircraft market, greatly improved Alcore customer relations in all market sectors, greater stability and dependability in Alcore manufacturing operations, and increases in both new customers and new markets including construction and transportation (rail car and luxury ship building), as well as new aerospace customers.

     Bonded assembly sales at the time the Company completed the acquisition of the Limco bonding assets were approximately $60 Thousand per month. Since January 1995 that rate has improved to approximately $130 thousand per month during the first quarter of 1995, and subsequently to approximately $170 thousand per month during the second quarter of 1995. Bonded assemblies are sold essentially to the same aerospace customer base as Alcore aluminum honeycomb products. Alcore honeycomb core materials are used extensively in the bonded assembly products. Management anticipates additional synergy may be available to further grow bonded assemblies in both aerospace and non-aerospace
market applications.   Additionally, management anticipates certain aerospace
applications may become more readily available for composite structures in the future based on improved facilities and synergism with bonded assemblies and aluminum honeycomb.

     Net income decreased $22 Thousand (9.8%) for the six months ended June 30,
1995 compared to the same period 1994.   Interest expenses increased $69
Thousand due to the rise in interest rates and additional borrowing used for the acquisition of the assets of the bonded assemblies business in January 1995. Also, a deferred gain of $75 Thousand, recognized in 1994, on the previous sale of the Wyandanch building was eliminated and did not reoccur in 1995. Net income increased $45 Thousand (33.4%) for the quarter ended June 30, 1995, as compared to 1994.

     Total backlog of orders as of June 30, 1995 was approximately $11.6 Million. This compared to approximately $6.5 Million as of June 30, 1994. The backlog has improved in all areas of the business, and the Company has successfully maintained a monthly bookings rate for new orders greater than the monthly shipment rate for seven out of the most recent eight months. The breakout of current backlog for the primary business segments is as listed below:


     Composites and bonded assemblies        $  6.0 Million
     Aluminum Honeycomb                      $  5.6 Million
                                             --------------

     Total Company Backlog                   $11.6 Million


FINANCIAL CONDITION

     Cash generated from operating activities during the first six months of 1995 was $710 Thousand consisting primarily of net income of $205 Thousand plus non-cash charges for depreciation and amortization of $505 Thousand. This compared to $671 Thousand generated during the corresponding period of 1994. Significant uses of cash included increases in accounts receivable of $898 Thousand and inventory of $356 Thousand related to acquisition of the assets of the bonded assemblies business during the first quarter, increased shipment during both the first and second quarters, and the requirement to rebuild inventory to support resumption of composite manufacturing and increase bonded assemblies shipments in the Glen Cove facility during the first half of 1995.

     Cash provided by operations included increases of $758 Thousand in accounts payable and accrued liabilities.

     Cash utilized in investing activities was primarily for the bonded assemblies acquisition during the first quarter including $517 Thousand for fixed assets, intangibles of $529 Thousand, and $326 Thousand leasehold improvements at the Glen Cove, NY. facility.

     Cash provided by financing activities during the first three months of 1995 was $1.2 Million compared to $695 Thousand during the same period in 1994. The new borrowing of $1.2 Million consisted first of two promissory notes, $609 Thousand and $96 Thousand, respectively, both payable in 48 equal monthly payments, plus interest at prime. Second, the Company borrowed an additional $360 Thousand payable to Cook & Cie, S.A., payable in January 1997 plus interest at 10% per annum payable in common stock. The proceeds from this note were utilized to fund the relocation of the Company's composite business from its Newtown, CT. and Wyandanch, NY. facilities to Glen Cove, NY, as well as the acquisition of the bonding assemblies business assets from Limco Manufacturing. Third, the Company borrowed $100 Thousand from J. E. Sheehan & Company, Inc., to be repaid in July 1995 with interest at 10% per annum plus a fee of $5 Thousand to support the Company's short term working capital needs. This loan has subsequently been renegotiated and recapitalized at $110 Thousand payable on January 2, 1996 with interest at 10% plus an additional fee of $5 Thousand.

     Effective December 30, 1994, the bank modified and extended the Company's original loan agreement. The new terms of the loan agreement included the cancellation of the Forbearance Agreement, extended the maturity date to March 31, 1996, amortized the term loan principal payments over four years, reduced interest rates on the term loan and the revolving loan to prime plus 1.25% and 1.75%, respectively, established new covenants and structured a series of progressively increasing fees, eventually totaling $250 Thousand to be earned, but not paid until the maturity or early repayment of the loan. The exact fee amount is dependent on whether the loan is prepaid, prior to, or at maturity.

     On July 12, 1995, the Company sold undeveloped land in East Setauket, NY. for $174 Thousand, net of real estate sales agent commission. Approximately $134 Thousand of proceeds was used to pay principal and interest to Shawmut Bank through May 1995. The balance was used for working capital.

     Based on 1994 year end financial results and the extensive one-time non-operating non-recurring adjustments to the income statement and balance sheet, the Company is in technical default on certain of the covenants of its modified and extended loan agreement with its bank. The Company is currently holding conversations with the bank to resolve outstanding issues and develop a going forward plan.

     Additionally, the Company has entered into an agreement with a financial consultant to explore additional sources of equity and debt financing to support the Company's short term need for capital to finance sales growth related to the improved backlog and perhaps eventually replace the existing
credit facility.   The Company is also continuing its program to identify and contact possible merger candidates as a means to increase the influence of the Company in specific markets, improve the working capital of the Company and add additional products and technology to improve competitiveness of the Company on a worldwide basis.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     In June 1995, the Company was served with a complaint filed in U.S. District Court (Connecticut, District) by Diana Pisani Romaniello ("Romaniello"), individually, and on behalf of the United States Government. Norfield Corporation ("Norfield"), formerly a wholly subsidiary of the Company, was also named as a defendant in the suit. This action was brought under the False Claims Act (the "Act") alleging that Norfield had falsified records in order to receive payments under a sub-contract with a prime contractor for the construction of radar reflector equipment for the U.S. Department of Defense. The falsification of records is allegedly to have taken place in the last half of 1991 and the first half of 1992.

     The complaint alleges that among other claims, the defendant Norfield terminated Romaniello to silence her objection to the falsification of records. The Company had acquired ownership of Norfield several days prior to the termination of Romaniello and had previously sub-contracted work to Norfield for the radar equipment for the U.S. Department of Defense. This association with Norfield caused Romaniello to name the Company in the suit.

     The plaintiff is seeking: (a) Punitive damages equal two times Romaniello's back pay; (b) Damages equal to three times the damages the U.S. Government has sustained; (c) A civil penalty of $5 to $10 Thousand for each violation of the Act; (d) Between 15 and 30 percent of the damages and fines assessed against the defendants be awarded to Romaniello. The Company believes that the plaintiff's claim is without merit, and intends to vigorously defending this suit.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

3.1 Certificate of Incorporation - incorporated by reference to the Registrant's Form 10-K for the year ending December 31, 1992.

3.2 By-Laws - incorporated by reference to the Registrant's Form 10-K for the year ending
          December 31, 1991

(B)  REPORTS ON FORM 8-K.

     None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                              LUNN INDUSTRIES, INC.





Dated:    August 16, 1995          By:  /s/ Lawrence Schwartz
                                        ----------------------------
                                        Lawrence Schwartz
                                        Vice President, Secretary and Treasurer
                                        (Chief Accounting Officer)

                                INDEX OF EXHIBITS

EXHIBIT   DESCRIPTION                                            PAGE
-------   -----------                                            ----
3.1 Certificate of Incorporation - incorporated by reference to the Registrant's Form 10-K for the year ending December 31, 1992.

3.2 By-Laws - incorporated by reference to the Registrant's Form 10-K for the year ending
          December 31, 1991



            THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.