Form 10QSB
period 1995-09-30
LUNN INDUSTRIES INC /DE/
filed 1995-11-14
CIK 60911

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 1995

___  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from____________________________________
     to________________________________

                 Commission File number 0-1298

                      LUNN INDUSTRIES, INC.
      (Exact name of Registrant as specified in its charter)


           Delaware                                          11-1581582
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


       1 Garvies Point Road, Glen Cove, New York  11542-2828
       (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:      (516)  671-9000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.      YES [X]         NO [   ]

The aggregate number of shares of Common Stock outstanding as of October 19, 1995 was 7,461,849.

Transitional Small Business Disclosure Format (check one)
     Yes            No     X


                       Page 1 of 17 pages.
                  INDEX OF EXHIBITS at page 14.

                                    PART I
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS


                     LUNN INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 1995

                                    ASSETS

                                                  Sept. 30
                                                    1995
                                                 (unaudited)
-------------------------------------------------------------
CURRENT ASSETS
  Accounts Receivable - trade, less allowance
      for doubtful accounts of $58,109          $2,222,696
  Inventories                                    3,651,205
  Prepaid expense and other current assets         177,413
                                               -----------
     TOTAL CURRENT ASSETS                        6,051,314
                                               -----------


PROPERTY, PLANT AND EQUIPMENT - Net              7,477,900
                                               -----------
  Other Assets:
  Security deposits and other assets               113,901
  Intangible assets - net                          572,474
                                               -----------
  Total other assets                               686,375

        TOTAL ASSETS                           $14,215,589
                                               ===========

                     LUNN INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 1995

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      SEPT. 30
                                                        1995
                                                     (unaudited)
-----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                        $19,328
  Accounts payable - trade                            1,567,769
  Accrued liabilities                                   474,278
  Accrued income taxes                                   58,652
  Notes payable                                       3,770,743
  Capital lease obligations                              14,194
                                                    -----------
      TOTAL CURRENT LIABILITIES                       5,904,964
                                                    -----------

LONG-TERM LIABILITIES:
  Notes Payable                                         775,256

      TOTAL LONG TERM LIABILITIES                       775,256
                                                    -----------
        TOTAL LIABILITIES                             6,680,220
                                                    -----------

STOCKHOLDERS' EQUITY:
  Common stock:  par value, $.01 per share,              74,618
    authorized 20,000,000 shares; outstanding
    7,461,849
Additional paid-in capital                           12,210,861
Accumulated deficit                                  (4,749,773)
                                                      7,535,706

Less treasury stock (150 shares)                           (337)
                                                    -----------

TOTAL STOCKHOLDERS' EQUITY                            7,535,369
                                                    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $14,215,589
                                                    ===========

                    LUNN INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   UNAUDITED


                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,

                               1995         1994          1995          1994

      NET SALES            $3,547,439   $3,684,169   $10,697,076   $12,353,662

Cost of Sales               3,022,257    3,290,398     8,573,311    10,174,617
                           ----------   ----------   -----------   -----------
Gross Profit (Loss)           525,182      393,771     2,123,765     2,179,045

Selling, General and
 Administrative Expenses      442,928      616,955     1,637,668     2,120,056
                           ----------   ----------   -----------   -----------
Operating Income               82,254     (223,184)      486,097        58,989

Other Income (Expense)
   Interest Income
    (Expense)                (116,166)    (107,252)     (330,376)     (250,135)
   Reportable Portion of
    Gain on Sale
    of Building                     0       37,250             0       111,750
   Other Income (Expense)     110,165       39,045       130,755        58,587
                           ----------   ----------   -----------   -----------
                               (6,001)     (30,957)     (199,621)      (79,798)
                           ----------   ----------   -----------   -----------
Income (loss) from Continuing
 Operations Before Income
 Taxes, Discontinued
 Operations, Extraordinary
 Items and Change of
 Accounting Principal          76,253     (254,141)      286,476       (20,809)

Benefit from (Provisioning
 for) Income Tax                    0       14,436             0        (9,795)
                           ----------   ----------   -----------   -----------
Income (loss) from Continuing
 Operations Before
 Discontinued Operations,
 Extraordinary Items and Change
 of Accounting Principal       76,253     (239,705)      286,476       (30,604)

Discontinued Operations:
   Loss from Operations
    of Discontinued
    Company                         0            0             0        30,873


Cumulative Effect of
 Accounting Change
 for Income Taxes                   0            0             0             0
                           ----------   ----------   -----------   -----------

      NET INCOME           $   76,253   $ (239,705)  $   286,476   $       269
                           ----------   ----------   -----------   -----------

Weighted Average Number
 of Common Shares and
 Common Equivalent
 Shares Outstanding         7,654,630    7,057,927     7,479,837     6,524,594

Income (Loss) Per
 Common Share              $     0.01   $    (0.03)   $     0.04    $     0.00

Dividends                        None         None          None          None

                     LUNN INDUSTRIES, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 and 1994
                                  (UNAUDITED)

                                               1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                  $286,476              $269
  Adjustments to Reconcile Net Income
  Provided by Operating Activities:
  Depreciation and Amortization                776,446           736,680
  Deferred Income Tax                                                417
  Sale of Building                                              (111,750)

Changes in Assets and Liabilities:
  Accounts Receivable (Increase)              (720,161)         (136,426)
  Inventory (Increase)                        (432,193)         (619,960)
  Prepaid Exp & Other Assets (Increase)        (21,064)         (273,290)
  Insurance Proceeds Receivable                                1,260,831
  Accounts Payable - Increase (Decrease)       402,714          (634,504)
  Accrued Liabilities Increase (Decrease)     (344,316)          (16,231)
  Accrued Income Taxes                               0            31,753
  Customer Advances Increase (Decrease)              0            58,047
                                            ----------        ----------
Net Cash (used in) Provided by
 Operating Activities                          (52,098)          295,836

CASH FLOW FROM INVESTING ACTIVITIES
  Sale of Property, Plant & Equipment
   (Purchase)                               (1,052,244)         (271,518)
  Proceeds from Disposal of Property
   & Equipment                                 173,900                 0
  Intangibles                                 (549,565)                0
  Construction in Progress                           0          (141,675)
                                            ----------        ----------
Net Cash used in Investing Activities       (1,427,909)         (413,193)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Overdraft                                19,328                 0
  Repayment of Notes                          (113,494)                0
  Reduction in Other Long-Term Debt                  0            (7,347)
  Reduction of Bank Loans                      (24,019)       (1,012,814)
  New Borrowing                              1,475,000                 0
  Sale of Capital Stock                        152,975         1,288,664
  Payment Capital Lease Obligations             (2,038)
                                            ----------        ----------
Net Cash Provided from Investing Activities  1,507,752           268,503

Net Increase (Decrease) in Cash                $27,745          $151,146

Cash Balance - Beginning                      ($27,745)           $7,810
                                            ----------        ----------
Cash Balance - Ending                               $0          $158,956

                                            ==========        ==========

                      LUNN INDUSTRIES, INC.
                          AND SUBSIDIARY


                      NOTES TO CONSOLIDATED
                       CONDENSED STATEMENTS


NOTE 1 -  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The information contained in the condensed consolidated financial statements for the period ended September 30, 1995 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. Those financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent Annual Report on Form 10-KSB.

     The unaudited results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


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

     THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     The Company reported positive operating results during the third quarter ended September 30, 1995. This marks the third consecutive profitable quarter reported by the Company since the beginning of 1995, and continues the process of rebuilding the Company started in 1994. Receipt of new orders continued at a strong pace during the quarter with backlog increasing to $13 Million from $11.6 Million at the end of second quarter 1995. September 30, 1995 backlog of $13 Million was $7.8 Million (250%) higher than the September 30, 1994 backlog of $5.2 Million. A key task facing management prior to end of 1995 is the requirement to provide adequate working capital to support the growth in business underlying the increased backlog. Management's plan to address this issue is discussed further in the Financial Condition section of this Item.

     Net consolidated sales for the third quarter ended September 30, 1995 were $3.6 Million compared to $3.7 Million for the third quarter 1994, a decrease of
approximately $137 Thousand (3.7%).    Net consolidated sales for the first nine
months of 1995 were $10.7 Million compared to $12.4 Million for 1994, a decline of $1.7 Million (13.4%). The decline in 1995 net consolidated sales was due entirely to reduced military composite structure sales. Third quarter and nine months 1995 military composite structures and bonded assemblies sales were $1.3 and $3.2 Million respectively, compared to $1.5 Million and $5.7 Million for similar periods during 1994. The decline in military sales resulted from a number of factors including: I) the general slowdown in defense procurement, ii) the Company's completion of an approximate $2 Million U.S. Navy's Aegis Radar Reflector Program during December 1994 (note: third quarter 1994 Aegis Reflector sales were $527 Thousand), and iii) the impact of closing and relocating the Company's Newtown, Connecticut and Wyandanch, New York composite facilities to Glen Cove, New York during December 1994 and January 1995.

      The decline in military composite structure sales was offset in part by increased aluminum honeycomb sales and the addition of bonded assembly sales. Third quarter 1995 aluminum honeycomb sales were $2.3 Million compared to $2.2
Million in the third quarter 1994.   Nine month 1995 honeycomb sales were $7.5
Million compared to $6.7 Million during the same period in 1994, an increase of approximately $800 Thousand (11.4%). Increased honeycomb sales resulted from a number of factors, including substantially improved backlog, addition of several high volume commercial customers, improved vendor and customer relationships, re-engineered lower cost manufacturing and improved process and quality control. Bonded assembly sales for the third quarter 1995 were $494 Thousand and nine month 1995 sales were $1.4 Million. There were no comparable bonded assembly sales during 1994.

     Consolidated operating income for the third quarter ended September 30, 1995 was $82 Thousand, an increase of $305 Thousand compared to a loss of $223
Thousand during the third quarter of 1994.   Operating income for the nine month
period ended September 30, 1995 was $486 Thousand, an increase of $427 Thousand (724%) compared to operating income of $59 Thousand during the same period in 1994. Improved operating income for 1995 resulted from the reduced number of facilities and manpower which translated into lower variable and fixed overhead expenses. Consolidated gross margin for 1995 improved to 19.9% compared to 17.6% for the comparable period during 1994. SG&A expense reductions of $174 Thousand (2.8%) for the third quarter and $482 Thousand (22.8%) for the first nine months of 1995 also contributed to improved operating income.

     Consolidated net income for the third quarter ended September 30, 1995 was $76 Thousand compared to a loss of $239 Thousand during the third quarter 1994. Consolidated net income for the nine month period ended September 30, 1995 was $286 Thousand, an increase of $286 Thousand compared to break-even net income result for the same period in 1994. Interest expenses increased $80 Thousand (32%) to $330 Thousand during the first nine months of 1995 compared to $250 Thousand during a similar period in 1994 due primarily to the acquisition of the bonded assemblies business in Glen Cove, NY. This increase was partially offset by other income of $130 Thousand during the first nine months of 1995 compared to $58 Thousand during a similar period in 1994. A deferred gain of $111 Thousand was recognized during 1994 related to the previous sale of the Wyandanch building. No similar gain will occur during 1995.

     As noted earlier, the Company continued to receive substantial new orders during the third quarter bringing the total backlog as of September 30, 1995 to approximately $13 Million. The improved backlog extends to all areas of the business, and approximately $8 Million (62%) will be released for shipments over the next 12 months. The breakout of current backlog by business segments is listed below.

     Composite Structures and Bonded Assemblies       $6.7 Million
     Aluminum Honeycomb                               $6.3 Million
                                                      ------------
     Total Company Backlog                            $13  Million


FINANCIAL CONDITION

     Net cash provided by in operating activities during the nine month period ended September 30, 1995 was $52 Thousand compared to net cash generated of approximately $296 Thousand during a similar period in 1994. For the nine month period in 1995 cash generated from operations was $1.1 Million, including net income of $286 Thousand and non-cash charges for depreciation and amortization of $776

Thousand. This compared to $736 Thousand cash generated during the corresponding period of 1994, primarily comprised of $736 Thousand non-cash charges for depreciation and amortization. Cash used in operating activities during the first nine months of 1995 was $1.1 Million, primarily involving changes in assets and liabilities including increases in accounts receivable, inventory and accounts payable, and a decrease in accrued liabilities. These changes related primarily to the acquisition of the assets of the bonded assemblies business during the first quarter, increased aluminum honeycomb shipments during the first nine months, and the requirement to rebuild inventory to support resumption of composite structures manufacturing, as well as increased bonded assemblies shipments in the Glen Cove facility during the first nine months of 1995. Cash used in operating activities during a similar period in 1994 was $442 Thousand again primarily involving changes in assets and liabilities including increases in accounts receivable, inventory and prepaid expenses, a decrease in accounts payable, insurance proceeds receivable and a one time charge related to the previous sale of the Wyandanch building.

     Cash utilized in investing activities was approximately $1.43 Million, primarily for the bonded assemblies acquisition during the first quarter, including $517 Thousand for fixed assets, $549 Thousand for intangibles and $535 Thousand for leasehold improvements and additions to machinery and equipment at the Glen Cove, New York facility. Cash utilized for investing activities during a similar period in 1994 was $413 Thousand, including $271 Thousand for machinery and equipment and $142 Thousand for leasehold improvements.

     Cash provided by financing activities during the first nine months of 1995 was $1.5 Million compared to $269 Thousand during the same period in 1994. The new borrowing of approximately $1.5 Million consisted first, of two promissory notes, $609 Thousand and $96 Thousand, respectively, both payable in 48 equal monthly payments, plus interest at prime. Second, the Company borrowed an additional $360 Thousand payable to Cook & Cie, S.A., due in January 1997 with interest of 10% per annum payable semiannually in common stock. The proceeds from this note were utilized to fund the relocation of the Company's composite structures business from its Newtown, Connecticut and Wyandanch, New York facilities to Glen Cove, New York, as well as the acquisition of the bonding assemblies business assets from Limco Manufacturing. Third, the Company borrowed $100 Thousand from J. E. Sheehan & Company, Inc., to be repaid in July 1995 with interest at 10% per annum plus a fee of $5 Thousand to support the Company's short term working capital needs. The maturity date of this loan has been extended to January 16, 1996, with payment of the placement fee and accrued interest deferred until maturity. Interest will be calculated at the rate of 10% per annum on $110 Thousand (the principal, the deferred placement fee and accrued interest). As additional consideration to extend the maturity date of the note, the Company has granted 10,000 shares of its Common Stock to the lender.

     As reported previously, effective December 30, 1994, the primary lender of the Company, Shawmut Bank Connecticut, N. A. (The "Bank") modified and extended its original loan agreement. The new terms of the loan agreement included: I) the cancellation of a Forbearance Agreement, ii) extension of the maturity date to March 31, 1996, iii) amortization of the term loan principal payments over four years, iv) reduction of interest rates for the term and revolving loans to prime plus 1.25% and 1.75%, respectively, v) establishment of new covenants, and vi) imposition of a structured series of progressively increasing fees totaling $250 Thousand to be earned, but not paid until the maturity or early repayment of the loan. The exact amount of fees ultimately paid will be dependent on whether the loan is prepaid prior to, or at maturity.
Subsequently, based on 1994 year end financial results and the extensive one-time non-operating, non-recurring adjustments to the income statement and balance sheet, the Company is in technical default on certain of the covenants of its modified and extended loan agreement with its bank.

     In a Commitment Letter dated September 5, 1995, the Company has arranged for the Bank to accept a discounted payment of $1.8 Million on the Revolving Promissory Note and Term Promissory Note in exchange for the Company restructuring its primary credit facility with another financial institution. Additional consideration offered by the Company for this arrangement included a 10-year term $500 Thousand note subordinated to the new primary lender, with deferred interest for the first two years calculated at prime and capitalized at the beginning of the third year, interest payments calculated at 10% per annum and commencing after the third year, and amortization beginning at the end of the first quarter of the fourth year based on the level of third year earnings. The Company has the right to prepay this note any time without penalties and if repaid prior to March 31, 1996, will receive a $200 Thousand discount.

Additionally, the Bank would have the right to purchase 400,000 shares of the Company's Common Stock under a Warrant with a ten-year term, with purchase price to be set at the lower of $1.00 per share or 75% of market. The Bank will have the right to purchase an additional 100,000 shares of the Company's Common Stock under a separate ten-year term Warrant with the same purchase price should the Company exercise its right to repay the $500 Thousand subordinated note before March 31, 1996, and receive the $200 Thousand discount. Additionally, the Bank shall assume a subordinated security position, to the new primary lender, in the Company's assets for the $500 Thousand note. Originally, it was anticipated the restructuring of the company's primary credit facility would occur on or before November 1, 1995. However, although a specific asset based lender (ABL) was initially contemplated as the Company's new primary lender, other ABL lenders have expressed interest in establishing a relationship with the Company. Therefore, a decision has been delayed until all possible lenders are considered. The Bank has extended its Commitment Letter to December 1, 1995, for an additional fee.

     On September 12, 1995 the Company borrowed $300 Thousand from four individual lenders as bridge financing until the restructuring of the Company's primary credit facility is completed. These four notes are secured with the assets of the Company, subordinate to the Bank, at an interest rate of 2% per month with a maturity date of December 11, 1995. Should the principal and interest not be paid by the maturity date, then the interest rate increases to 4% per month. Additionally, these bridge lenders received, in total, the right to purchase up to 120,000 shares of the Company's Common Stock at $.50 per share for a term of five years.

     On July 12, 1995, the Company sold vacant land in East Setauket, New York for $174 Thousand, net of sales broker commission. Approximately $134 Thousand of the proceeds were used to pay principal and interest to Shawmut Bank through May 1995. The balance was used for working capital.

     Additionally, the Company has continued its relationship and agreement with a financial consultant to aid in the process of establishing the new primary credit facility, and to explore additional sources of equity and other financing to support the Company's short and medium term need for capital to finance sales growth related to improved backlog.

     The Company is also continuing its program to identify and contact possible merger candidates as a means to increase the influence of the Company in specific markets, improve the working level of the Company and add additional products and technology to improve the Company's competitive position.

     THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.

                  PART II  -  OTHER INFORMATION


Item 1.   Legal Proceedings.

     In June 1995, the Company was served with a complaint filed in U.S. District Court (Connecticut District) by Diana Pisani Romaniello ("Romaniello"), individually, and on behalf of the United States Government. Norfield Corporation ("Norfield"), formerly a wholly subsidiary of the Company, was also named as a defendant in the suit. This action was brought under the False Claims Act (the "Act") alleging that Norfield had falsified records in order to receive payments under a sub-contract with a prime contractor for the construction of radar reflector equipment for the U.S. Department of Defense. The falsification of records is allegedly to have taken place in the last half of 1991 and the first half of 1992.

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

     The plaintiff is seeking: (a) Punitive damages equal two times Romaniello's back pay; (b) Damages equal to three times the damages the U.S. Government has sustained; (c) A civil penalty of $5 to $10 Thousand for each violation of the Act; (d) Between 15 and 30 percent of the damages and fines assessed against the defendants be awarded to Romaniello. The U.S. Government has decided not to directly prosecute this case, as is its right under the statute, however, it remains a named plaintiff in the suit and would benefit from any recovery. The Company believes that the plaintiff's claim is without merit, and intends to vigorously defend this suit. The Company has responded to written interrogatories submitted by the individual plaintiff.


ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

          (a)  EXHIBITS.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                           LUNN INDUSTRIES, INC.
Dated:   November 10, 1995
         -------------------------


                         By:  /s/ Lawrence Schwartz
                              ---------------------
                              Lawrence Schwartz
                              Vice President, Secretary and Treasurer
                              (Chief Accounting Officer)

                        INDEX OF EXHIBITS



EXHIBIT        DESCRIPTION                                                PAGE

10.1           Agreement effective July 19, 1995, between the Company      13
               And J.E. Sheehan & Company extending the maturity date of note held by J.E. Sheehan & Company.