Form 10KSB
period 1995-12-31
LUNN INDUSTRIES INC /DE/
filed 1996-04-15
CIK 60911

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended: December 31, 1995

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from __________ to __________.

                         Commission File Number 0-1298

                             LUNN INDUSTRIES, INC.
                Name of Registrant as specified in its charter)

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

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock held by non-affiliates of Lunn Industries, Inc. based on the average closing bid and asked prices as reported by NASDAQ on April 10, 1996 was $21,932,236.

The aggregate number of shares of Common Stock outstanding as of April 10, 1996 was 11,309,359.

Documents incorporated by reference to the Form 10-KSB: None

                                    Part I

Item 1.  DESCRIPTION OF BUSINESS

    Lunn Industries, Inc., ("Lunn", the "Registrant" or the "Company") is a Delaware Corporation, originally incorporated in New York in 1948. Lunn Industries has two primary operating divisions, Lunn Composites and Alcore Inc., ("Alcore") a wholly owned subsidiary. Lunn Composites produces a wide range of composite products including metal bonded panels, composite assemblies which utilize honeycomb, high performance fiber and resin laminates and filament wound assemblies. Alcore produces aluminum honeycomb, a lightweight cellular material composed of hexagonal cells with high strength-to-weight ratios. Alcore also provides value added honeycomb, selling semi- finished parts to it's customers.

    In January 1995, the Company purchased the assets of the metal bonding business of Limco Manufacturing located in Glen Cove, New York, and relocated and consolidated the Company's fiber and resin laminated composite businesses from Newtown, Connecticut and Wyandanch, New York to the newly leased facilities containing the metal bonded business in Glen Cove, New York.

    The Company' s products are sold principally to commercial customers, both domestic and international, and to agencies of the United States Government. The Company's products are generally manufactured to customer's specifications.

Products - Manufacturing

    Lunn Composites

    Lunn Composites manufactures structures made of both fiber reinforced plastics assembled into complex structures as well as a wide variety of metal bonded structures utilizing various core and skin materials. Lunn Composites has developed a number of specialized processes whereby layers of glass, graphite, Kevlar or other fibers are impregnated with specially selected polyester, epoxy or other resins. These processes enable Lunn Composites to manufacture products with unique properties such as high resistance to corrosion, complex contours, light-weight, high chemical and abrasion resistance, dimensional stability, high strength and high impact resistance. Lunn Composite's metal bonded composites are generally made to customer specifications and frequently employ customer provided tooling. Various alloy aluminum sheets are progressively processed through brake, shear, layout and routing, heat treatment, cleaning and acid anodizing operations to produce complex panels and skins that are autoclave bonded into finished assemblies. Lunn Composites has been qualified by and is a licensee of Boeing Aircraft Company ("Boeing") to operate a phosphoric acid anodized ("PAA") clean line for all metal products.

    Typical applications of Lunn Composites' products are as follows:

Radar: radomes, antenna housings, parabolic reflectors, antenna masts, antennas, and electronic cabinets.

Marine: sonar buoys, submarine masts and mast fairings, pressure vessels, sonar domes and ship deck structures.

Advanced Composite Structures: tank hull parts, fairings, ducts, and fuel tanks.

Aerospace & Aircraft: wing panels, hatches, fairings, electronic cabinets, metal details, slats and other missile and aircraft assemblies.

    Alcore

    Alcore manufactures aluminum honeycomb products with a variety of strengths, densities, thicknesses, span lengths, core orientations and contoured shapes. The most prominent characteristics of the aluminum honeycomb products are high strength-to-weight ratio, fatigue resistance, energy absorption, sound dampening, heat exchange, radio frequency shielding, machinability, airflow directionalization and corrosion resistance. Alcore is recognized as having superior "node bond" adhesives which afford excellent honeycomb cell configuration due to the nature of the adhesive utilized and the manner in which it is applied. The above characteristics make this material ideal for the aerospace and aircraft industries, the preeminent market for Alcore, Inc., products.

    Alcore's, product line is broadly divided into two main segments, Block and Panel and value-added Special Processing or SP. All honeycomb products are produced by first manufacturing a block of non-expanded honeycomb material. The block is either sold as a full block or alternately sliced into various thicknesses depending on customer requirements. The slices may be sold to customers unexpanded or further processed into fully expanded honeycomb panels. The panels may then be sold to customers as complete panels or processed further into Special Processing Assemblies.

    The Block and Panel segment of the business consists of honeycomb products sold as either block, slice or expanded panel. This segment represents approximately 55% of Alcore's total business. The value-added Special Processing or SP segment of the business consists of honeycomb products that have been further processed by forming, rolling, routing, and cutting the aluminum core to customer specifications, as well as splicing several densities of core together to form a bonded core "blanket". These engineered parts are often shipped as ready-to-assemble kits. Special Processing represents approximately 45% of Alcore's total sales.

    One of the company's most promising products is PAA-CORE(Trademark) a phosphoric acid anodized product produced exclusively by Alcore. PAA-CORE(Trademark), is a trademark of Lunn Industries. PAA-CORE(Trademark) was qualified as a sole source product by Boeing Aircraft on their BMS-4-4 specification in December 1994, and is the material of choice for all new metal bonded structures. The main characteristic of PAA-CORE(Trademark) is its superior node bond durability in hostile environments due to the use of proprietary chemically treated aluminum foil, proprietary primers and proprietary node bond adhesives. This product sells at a premium to regular aluminum core. Currently PAA-CORE(Trademark) represents 15% of Alcore's aluminum honeycomb sales, but is expected to grow significantly in the future, possibly to a majority of Alcore's sales volume within the decade.

    Beginning in 1994, Alcore expanded beyond the aerospace market into a number of non-aerospace markets. Applications for high performance, low cost commercial products were developed for manufacturers of "clean rooms" for computer chip manufacturing and bio-medical research centers, laminated panels for luxury cruise ship cabins and numerous other architectural uses. Alcore's honeycomb products are also utilized by manufacturers of rail car doors for municipal transit systems, and, due to unique crush characteristics and energy absorbing qualities, by the nuclear and energy absorption industries.

Sales - Customers

    Lunn fiber reinforced composite product sales represented approximately 20% of the Company's consolidated sales in 1995. The Company sells fiber reinforced composite products as both a prime contractor for agencies of the U. S. Government and as a subcontractor to holders of government contacts. The Company is a sole supplier of many of its fiber reinforce composite products. Major customers of fiber reinforced composite products are the U.S. Government, Raytheon, General Dynamics (Electric Boat), United
Defense, Westinghouse and Loral (previously Unisys).

    Lunn metal bonded composite products, acquired January 1, 1995, represented approximately 10% of Lunn's consolidated sales. Metal bonded products are sold to major commercial aircraft original equipment manufacturers such as Boeing, Northrop/Grumman, Lockheed Martin, McDonnell Douglas and others. The Company has completed the process of formally transferring specific customer qualifications and certifications necessary to be able to supply bonded products to the aircraft industry and specific customers.

    Honeycomb product sales represented approximately 70% of the Company's consolidated sales in 1995. Major customers in the honeycomb segment include such aerospace companies as Boeing, McDonnell Douglas, Lockheed Martin, Rohr, Ciba Geigy, Vought (Northrup Grumman), Gulfstream, and Hispano Suiza of France. Major industrial and transportation customers include DAW Technologies, Cupples and the European firm Eurocomposite.

    Military business in 1995 represented approximately 29% of the Company's consolidated sales compared to approximately 45% in 1994. With the purchase of the assets of the metal bonded business and consolidation of the fiber reinforced composite businesses into the Glen Cove facility subsequent to December 31, 1994, military sales represent a declining share of the Company's total sales. Aerospace and aircraft business represented approximately 55% of 1995 consolidated sales, with industrial, transportation and construction representing the remaining 16%. Aerospace and aircraft are projected to represent increasing percentages of the Company's sales in future years due to the addition of the metal bonded business. Industrial, transportation and construction are also expected to represent increasing percentages of the Company's sales due primarily to diversification of honeycomb sales into these markets.


    The backlog as of December 31, 1995 was $13.6 Million compared to $8.3 Million as of the end of 1994. Approximately $9.3 Million of backlog at year end is anticipated to be released for shipment within fiscal 1996.

    In 1995 the Company had one (1) identified customer who represented greater than 10% of sales. The customer is :

             U.S. Government    $1,783,949   (12.1%)

    In 1994 the Company had two (2) identified customers who represented greater than 10% of sales. They were:

             Raytheon           $2.054,000   (13.5%)
             U.S. Government    $1,793,000   (11.8%)

    The Company believes the loss of any of its principal customers could have a materially adverse effect on the Company's business. Each of the Company's prime contracts with an agency of the U. S. Government is terminable by that agency without cause after having paid normal cancellation and termination claims as authorized in the terminated contract. In the event of termination by a U. S. Government agency of a prime contract for which the Company is a subcontractor, the prime contractor can, in turn, terminate the subcontract with the Company again subject to payment of termination claims.

    Much of the Company's business is obtained through competitive bidding. The Company advertises in Thomas' Register, through direct mailings and by participation in industry trade shows and seminars. Additionally, the Company invests substantial resources to maintain customer qualifications and certifications and thereby insure active bidder's list participation and receipt of all pertinent RFQ's (requests for quotation). Honeycomb products are sold domestically and internationally by a direst sales force as well as independent manufacturer's representatives outside of the United States. The engineering staffs and executives of both the composite and honeycomb segments of the business are utilized extensively in the marketing and sales process.

    The Company believes that Alcore is the second largest producer of aluminum honeycomb products in the world and has the broadest product line. Domestically Alcore competes with Hexcel, the largest worldwide producer of all types of honeycomb, as well as Plascore. Internationally Alcore, Inc., competes with Hexcel and Ciba Geigy. Alcore's PAA-CORE technology with it's improved node bond strength and resistance to corrosion is anticipated to enable the Company to compete more broadly and expand its served available market to include applications dominated previously by non-metallic honeycomb materials such as Nomex(Registered). Additionally, Alcore's expanded family of aluminum products, including Trussgrid(Trademark), Shapegrid(Trademark), Spiralgrid(Trademark), Flexgrid(Trademark), CGH (commercial grade honeycomb) Higrid(Trademark), Plygrid(Trademark). In 1995 Alcore added Nomex(Registered) Special Process core assemblies to its product line. Alcore has a long-term preferred price agreement with a leading producer of Nomex(Registered) honeycomb and converts the Nomex(Registered) honeycomb into complex assemblies to customer specifications and drawings.

    The Company's composite business, both metal bond and fiber reinforced resin, competes with a number of different companies who have substantially greater resources than the Company. Notwithstanding, the Company has positioned itself in a number of "niche" situations where the Company is essentially the vendor of choice and often sole source. The Company has excellent pattern and tooling capabilities, comparable engineering and end-to-end capabilities that enable the Company to offer "one-stop", high quality manufacturing of complex composite products. The Company's metal bonded manufacturing line offers Boeing qualified and licensed PAA clean line facilities, heat treatment and aerospace qualified autoclave bonding capabilities comparable to those offered by 8 to 10 major competitors located throughout the United States.

Other

    The Company utilizes materials in all of its manufacturing operations which are widely available from several sources, thus not posing any materially adverse restraints on its operations in the event of loss of any one of these suppliers. The primary exception to this statement concerns proprietary node bond adhesives and aluminum foil primers used in the manufacture of Alcore's PAA-CORE(Trademark) aluminum honeycomb products. The Company has a supply agreement with Cytec (formerly American Cyanamid) for these materials on an exclusive basis through 2002. The agreement with Cytec also provides the Company be given formulations and know-how to be able to produce the adhesive and primer materials in the event Cytec discontinues their manufacture. The underlying patents for PAA-CORE(Trademark) technology expired in 1994.

    Management believes expiration of the PAA patent will have minimal impact on the Company's proprietary position for PAA-CORE(Registered)(Trademark). PAA-CORE(Trademark) technology consists of three specific components: the anodizing process itself covered by the patent; a proprietary primer material to coat the anodized foil; and finally, proprietary node bond adhesives to fabricate the honeycomb. As noted above, both the primer and the node bond adhesive materials are supplied exclusively to the Company by Cytec until the year 2002. Additionally, the anodizing process involves a number of trade secret process steps developed by the Company and Cytec over a 10 year period.

    Compliance with federal, state and local provisions which have been enacted to regulate the discharge of hazardous materials into the environment or relating to safety in the work place have not to date had a material adverse effect on the Company's business.

    The Company is not subject to material seasonal variations.

    As of December 31, 1995, 175 people were employed on a full-time basis by the Company. Manufacturing labor at the Company's composite facilities in Glen Cove, New York are unionized. The Company believes its employee relations are good.

Research and Development

    The Company conducted no research and development in 1995, and there are no plans to spend any funds in research and development in 1996.

Recent Developments

    On March 20, 1996 the Company sold 3.5 million shares of its common stock for $.40 per share in a private placement through J.E. Sheehan & Company, Inc. Net proceeds received by the Company was $1.247 Million. Use of proceeds included a payment of $300 Thousand to retire a note owed to Fleet National Bank of Connecticut (f/k/a Shawmut Bank) ("Fleet Bank"), a payment of $220
Thousand (including interest) to repay the balance due to bridge lenders and a payment of $127 Thousand (including interest and fees) to retire a shareholder's note. The balance of proceeds of approximately $600 Thousand will be used for working capital.

    In connection with the retirement of the Fleet Bank debt and bridge loans, the Company issued warrants to purchase 635,000 shares of common stock, which warrants were valued at $154 Thousand and expensed in 1995.

Item 2. DESCRIPTION OF PROPERTY

The Company operates its business from three locations:

1. Glen Cove, New York - The Company has its corporate headquarters, as well as its metal bonding and composite manufacturing at this site. The Company signed a new five year lease for this 93,000 square foot facility at an initial annual rental of $229,167, with incremental increases during the term of the lease, bringing the annual rental in the final year of $275,000. Additionally, the Company is responsible for the cost of real estate taxes and insurance related to this property. The Company may exercise an option to extend this lease for two additional five year terms at fair market value.

2. Belcamp, Maryland - The Company leases approximately 50,000 square feet in a recently constructed industrial building under a lease which expires in February 2002. The annual rental amounted to $210,000 in 1995 with escalations throughout the term of the lease to $254,000 in the lease's final year. Additionally, the Company is liable for any increases in real estate taxes over the initial base period. The Company's Alcore subsidiary manufactures its aluminum honeycomb products at this site.

3. Jessup, Maryland - The Company leases approximately 43,000 square feet under a lease that expires in 2006. The annual rental is presently $174,245 increasing incrementally to $232,253 in the final year, plus real estate taxes and prorated operating expenses. The Company's Alcore subsidiary produces aluminum honeycomb at this plant.


Item 3. LEGAL PROCEEDINGS

    A Demand for Arbitration was brought before the American Arbitration Association (the "Association"), 111 Founders Plaza, East Hartford, CT.
06108, by a former employee, Dr. Andrew Bobkowicz (the "Claimant"), under the terms of an employment agreement dated November 20, 1990 between the Claimant and Norfield Corporation ("Norfield"). A hearing was held on May 16 and 17, 1995 before an arbitrator selected by the Association. On August 2, 1995, the Arbitrator awarded Dr. Bobkowicz $85,516.00 plus costs and found the Company and Norfield jointly and severally liable thereof. On September 1, 1995, the Company filed a Motion to Vacate Arbitration Award in the Superior Court, Judicial District of Danbury, Connecticut. A hearing was held on the Motion on November 16, 1995. Post hearing briefs were filed and the Court has yet to render its decision. On October 11, 1995, the Company put Norfield on notice of its claim for indemnification under the terms of the Stock Purchase Agreement between the Company and Edwin F. Phelps, Jr. dated March 10, 1994, against Edwin F. Phelps, Jr. and Norfield. Although the ultimate outcome of this matter remains uncertain the Company intends to vigorously defend this suit.

    In June 1995, the Company was served with a complaint filed in U.S. District Court (Connecticut District) by Diana Pisani Romaniello ("Romaniello"), individually, and on behalf of the United States Government. Norfield Corporation ("Norfield"), formerly a wholly owned subsidiary of the Company, was also named as a defendant in the suit. This action was brought under the False Claims Act (the "Act") alleging that Norfield had falsified records in order to receive payments under a sub-contract with a prime contractor for the construction of radar reflector equipment for the U.S. Department of Defense. The falsification of records is allegedly to have taken place in the last half of 1991 and the first half of 1992.

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

    On July 26, 1995, the Court entered a default against the Company. The Company moved to set aside the default, which was objected to by the individual Plaintiff. The Plaintiff subsequently filed a Motion for Judgment. Thereafter, the Court granted the Company's Motion, set aside the default and by inference, the subsequent Motion for Judgement. The Company has answered the complaint and filed its cross-claims. The case is presently in the discovery stage. The Company has responded to written interrogatories submitted by the individual Plaintiff. The Company believes that the Plaintiff's claim is without merit, and although the ultimate outcome of this matter remains uncertain, the Company intends to vigorously defend this suit.

                                    PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                              Bid Price ($)
                            -----------------
                           High              Low
                           ----              ---
1995

First Quarter              .8125             .50
Second Quarter             .625              .375
Third Quarter             1.75               .375
Fourth Quarter            1.4375             .625

1994

First Quarter             1.50              1.25
Second Quarter            1.25               .50
Third Quarter              .6875             .5625
Fourth Quarter             .6875             .375

    The quarterly high and low bid quotations listed above were as quoted by NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up or commission and may not represent actual transactions. The Company's common stock trades on the NASDAQ SmallCap Market.

    The number of record holders of the Company's common shares as of April 10, 1996 was 1,083.

    The Company has never paid dividends on its common stock and is not expected to do so in the foreseeable future. Payment of dividends is restricted by the Company's bank financing agreement.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

    During the fiscal year of 1995, management continued its program to turn the Company around, and focus on profitability in each of the core businesses (composite/bonded structures and assemblies and honeycomb manufacturing), and set the stage for future growth based on improving the Company's backlog, expanding its customer base and adding new technology. Additionally, management concentrated extensively on improving cash flow from operations, and resolving the issue of increased credit line availability from its bank or alternatively taking the necessary action to establish an entirely new credit facility. Management also focused on quickly integrating the Limco metal bonded assemblies business together with the composite structures business transferred from Wyandanch, New York to insure a smooth ramp-up of production during the first half of 1995.

    Overall financial results for 1995 were materially improved over 1994, in spite of a decline in net sales in 1995 to $14.7 Million, down $500 Thousand or 3% from 1994's level of $15.2 Million. The decline in net sales during 1995 was due entirely to reduced military composite structure sales and the close down of the Company's Newtown, Connecticut facility. Composite sales in 1995 were $2.7 Million, down $4.1 Million or 60% compared to $6.8 Million during 1994. These declines were partially offset by a $1.8 Million increase in honeycomb product sales, and the addition of approximately $1.8 Million in metal bonded assembly sales in the Company's Glen Cove, New York facility. Honeycomb sales during 1995 were $10.2 Million, up $1.8 Million or 21% from 1994's level of $8.4 million. This increase reflects a continuing recovery of the aerospace and commercial aircraft market as well as continued development of non-aerospace business in transportation, construction and industrial applications. There were no comparable metal bonded sales during 1994.

    The backlog of customer orders as of December 31, 1995 increased to $13.6 Million, a 64% gain compared to $8.3 Million as of December 31, 1994. The increase in backlog was distributed uniformly across all segments of the Company and resulted from increased orders for honeycomb products for aircraft and aerospace, construction and transportation applications; increased orders for metal bonded products for aircraft and aerospace applications; and increased orders for composite structures for military fuel tank, radar and submarine applications. Subsequent to December 31, 1995, the backlog has continued to increase to $15.7 Million as of March 31, 1996, with significant new orders for Nomex(Registered) as well as PAA-Core aluminum honeycomb products.

    Consolidated gross profit for 1995 improved 102% to $2.9 Million compared to $1.5 Million for 1994, with corresponding improvement in gross margin to 20% of sales in 1995 compared to 9% of sales during 1994. The overall improvement was due to higher contribution margins obtained from the mix of products sold and lower factory overhead costs in both the honeycomb and composite/bonding business segments.

    Selling, general and administration expenses for the year ended December 31, 1995 were reduced $921 Thousand to $2.4 Million (16% of sales) compared to $3.3 Million (22% of sales) in 1994. This 28% decrease in SG&A expenses was principally due to elimination of duplicate composite facilities and reduction of personnel.

    Amortization expense for the year ended December 31, 1995 increased to $61 Thousand compared to $10 Thousand during 1994 due to the good will and intangible asset acquisition of the metal bonding business of Limco Manufacturing.

    Consolidated operating income in 1995 was $522 Thousand, an increase of approximately $2.4 Million compared to a loss of approximately $1.9 Million during 1994. Improved gross profit and reduced SG&A expenses contributed to the improved operating income.

    Interest expense for 1995 was $414 Thousand, an increase of $59 Thousand over 1994 interest expense of $355 Thousand. The increase resulted from new debt incurred for the acquisition of the Limco Manufacturing metal bonding business in January, 1995, as well as a $300 Thousand bridge loan in September, 1995 to provide interim working capital prior to completing the Company's new credit facility.

    Consolidated net income for the year ended December 31, 1995 was $1.1 Million, or $.14 per share compared to a net loss of $2.9 Million, or $.43 per share for the prior year. Included in the consolidated net income was an extraordinary gain of $796 Thousand (net of income tax effect of $37,700) related to debt extinguishment with Fleet Bank as part of the Company's action to establish a new credit facility December 28, 1995. [See "Liquidity and Capital Resources"].

    The Company enters 1996 in substantially improved financial and operating condition with sufficient capital resources and excellent prospects to meet its business goals and complete the final stages of its turn-around program. Backlog of new orders, totaling $15.7 million as of March 31, 1996, continues to grow and the Company is expanding and enhancing production capabilities, quality and process control systems and SG&A support to meet budget projections for 1996. The Company anticipates increased sales revenues in each of its business segments during 1996 and anticipates continued profitability on a consolidated basis. A number of programs and projects are underway to enhance the Company's ability to increase its participation in aircraft and aerospace applications, and to add to its metal bonding and composite capabilities. It is expected that this will be accomplished by securing FAA composite development of new honeycomb core products based on the Company's PAA technology, completing development and beginning full scale toll processing of hydrophilic aluminum foils for air conditioning and heat exchanger applications, and working to expand joint development and marketing relationships with a major international company. [See "Forward Looking Statements - Cautionary
Factors"]

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided from operations during 1995 was $103 Thousand compared to $989 Thousand provided in 1994. Net cash provided from operations in 1995 was comprised of $1.1 Million net income plus $300 Thousand in non-cash items, offset by $1.3 Million in changes in assets and liabilities related to increased accounts receivable, accounts payable and inventory valuations. Net cash provided from operations in 1994 was comprised of $2.9 Million loss offset by gains for non-cash items of approximately $2.1 Million and $1.8 Million in changes in assets and liabilities. The year 1994 benefited from the collection of $1.2 Million in insurance proceeds receivable.

    Net cash used in investing activities during 1995 was $1.0 Million, with $685 Thousand utilized for the purchase of machinery and equipment and leasehold improvements at the Company's Glen Cove, New York and Maryland facilities. Additionally, $359 Thousand net cash was paid for the acquisition of Limco metal bonding assets less liabilities issued.

    Net cash provided by financing activities was $1.1 Million comprised of $3.2 Million in new debt financing and the use of $2.1 Million proceeds to repay Fleet Bank.

    On September 8, 1995 the Company obtained $300 Thousand bridge financing to provide interim working capital until the Company was able to refinance its primary credit facility. The term of the bridge financing was three months, September 8, 1995 through December 7, 1995, with an initial interest rate of 2% per month (increased to 4% in default if not repaid by December 7, 1995). The bridge lenders received a security interest in all of the Company's assets subordinate to Fleet Bank. Additionally, the bridge lenders received a warrant to purchase a total of 135,000 shares of the Company's common stock at $.50 per share for a term of five years.

    During December 1995 the Company entered into a new two year $3.5 Million credit facility with Gibraltar Corporation to replace the Company's present line of credit with Fleet Bank. The new facility consists of a $2.75 Million revolving line of credit and a $750 Thousand term loan. The revolving line of credit bears interest at a rate of prime plus 2%, is subject to borrowing base calculations set forth in the credit facility agreement and is collateralized by substantially of the Company's inventory and accounts receivable assets. The term loan bears interest at a rate of prime plus 2%, is amortized over thirty-six months commending February 1, 1996, and is collateralized by substantially all of the Company's fixed assets. The amortization schedule requires six monthly payments of $30 Thousand, six monthly payments of $25 Thousand, twelve monthly payments of $23 Thousand, eleven monthly payments of $12 Thousand and a final monthly payment of the balance due.

    The availability of credit as of December 31, 1995 based on borrowing base calculations was $835 Thousand. The Company is in full compliance with all credit facility covenants.

    Simultaneous with the Company obtaining the new credit facility in December 1995, the Company entered into an agreement with Fleet Bank to repay the $3.189 Million loan balance by making a one-time payment of $1.961 Million, issuing of a warrant valid for ten years to purchase 500,000 shares of the Company's common stock and a payment of $300 Thousand in March 1996.

    Approximately $154 Thousand of the $200 Thousand balance of the bridge loan was repaid in March 1996, with approximately $46,000 converted to equity.

    The Company believes it has sufficient capital resources to operate successfully over the next twelve months. The Company's operating plan for 1996 calls for capital improvements and enhancements to equipment and facilities located in New York and Maryland to support increased production, provide environmental process control and continue to meet environmental compliance requirements. The Company believes that operating cash flow and depreciation will be sufficient to support its capital needs. However, should circumstances arise effecting cash flow or require additional capital expenditures beyond those anticipated by the Company, there can be no assurance that such funds will be available. [See "Forward Looking Statements - Cautionary Factors"]

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

    Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

1. The U.S. Government is a significant customer of the Company representing
12.1 percent of its revenue. With the continuing pressure to reduce government spending, in addition to the world-wide political climate creating an environment of less visible military threats to the United States, the de-emphasis in military spending is expected to continue. This could potentially have a material adverse effect on future projects upon which the Company's backlog is based, and upon programs the Company is pursuing.

2. Continued consolidation of major aerospace companies could result in program cancellations as well as increased demand for price concessions. This together with increased competition for available business could translate into downward pressure on gross margins with resulting lower overall profit margins.

3. Vendor prices for production materials such as aluminum foil, resins, liquid and film adhesives, reinforcing fiber materials and other materials and supplies could increase as demand for aircraft parts and assemblies increase to match higher build rates for commercial aircraft. Higher material prices and demand for lower aircraft part and assembly prices could place increasing pressure on the Company's operating margins and net income.

         THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

Item 7. FINANCIAL STATEMENTS

The Company's financial statements and schedules appear at the end of this Report after Item 13.

         THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                                   Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name and Five Year Business Experience                         Age
- --------------------------------------                         ---

Alan W. Baldwin                                                 59

Chairman of the Board and Chief Executive Officer of the Corporation since March 1994. Vice President of the Corporation from December 1993 to March 1994. Independent consultant, January 1990 to March 1994. President and CEO of Hytek Microsystems, a manufacturer of hybrid electronic circuits, from September 1989 to December 1990. Mr. Baldwin was originally elected a director in 1993.

Warren H. Haber                                                 55

For more than 20 years, Chairman of the Board and Chief Executive Officer of Founders Equity, Inc., Founders Management Services, Inc., and affiliates (collectively, "Founders") all private investment concerns engaged in identifying businesses for acquisition by companies in which the principal stockholders of Founders have a substantial equity interest and managing such businesses for such principal stockholders' accounts. Since 1983, Chairman of the Board of Batteries Batteries, Inc. Since 1993, Chairman of the Board and Chief Executive Officer of HealthRite, Inc., a distributor and producer of vitamins, natural nutritional and dietary supplements, herbal based products, and weight-loss products. From 1986 through December 1992, Chairman of the Board and Chief Executive Officer of International Power Machines. He served as a Director until February 1995. Director of Realty Information Group, LP, a privately held commercial real estate information provider. Mr. Haber has served as an officer and a director of Founders Property, Inc. a private real estate investment concern. Mr. Haber was originally elected a director of the Company in 1994.

John F. Menzel                                                  53

Chairman and majority shareholder of Fiberglass Industries, Inc., a manufacturer of fiberglass products for the marine, sporting goods and chemical tank industries from before 1989 to the present.
Mr. Menzel was originally elected a director in 1994.

Charles. W. Russell                                             59

President of F.C. Funding, Inc., a private investment firm, for more than five years. Executive Vice President, COO and a Director of Fallek Chemical Group, an international chemical marketing concern, from before 1989 to 1990. Mr. Russell was originally elected a director in 1989.

John Simon                                                      53

Executive Vice President and Managing Director of Allen & Company, Incorporated, for more than five years. Director of Immune Response Corporation, Tcell Sciences, Inc., and Neurogen Corporation. Mr. Simon was originally elected a director in 1993.

Samuel J. Dastin                                                65

Director of Advanced Products, Northrop-Grumman Corporation. Retired July 1995, after thirty year career in advanced composite materials, structures and manufacturing. Selected a Fellow by both the Society of Advanced Material Processing Engineers (SAMPE) and the Society of Manufacturing Engineers (SME) for his comprehensive work in advanced composites and reinforced plastics.

William R. Lewis                                                54

Financial consultant offering services to multiple corporate clients since 1994. Chief Financial Officer of Air & Water Technologies Corporation in 1994. Chief Financial Officer of Jenny Craig, Inc. in 1994. Executive Vice-President, Chief Financial Officer and Director of Nutri/System, Inc from 1991-1993. Subsequent to Mr. Lewis leaving, Nutri/System, Inc.
filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code in 1993. Executive Vice President, chief administrative and financial officer of Simplicity Holdings, Inc. from 1988-1991.

Lawrence Schwartz                                               61

Secretary of the Company since 1994. Vice President, Chief Financial Officer, Treasurer and Assistant Secretary and Controller of the
Company, since 1990.

Edward Kiley                                                    46

Vice President and General Manager of Alcore, Inc., a wholly owned subsidiary of the Company, since November 1993. Vice President and General Manager of the Company from January 1993 through October 1993. Director of Sales and Marketing of Hexcel Corporation from April 1978 through December 1992.


Compliance with Section 16(a) of the Exchange Act

Alan W. Baldwin Untimely filing of Form 4 upon the grant of stock options in June 1994. Filing has been made on Form 5.

Warren H. Haber Untimely filing of Form 5 for stock option grant in June 1994. Required filing has been completed.

John F. Menzel Untimely filing of Form 5 for stock option grants in June 1994 and September 1995. Required filings have been completed.

Charles. W. Russell Untimely filing of Form 5 for stock option grants in June 1994 and September 1995. Required filings have been completed.

John Simon Untimely filing of Form 5 for stock option grants in June 1994 and September 1995. Required filings have been completed.

Samuel J. Dastin Untimely filing of Form 5 for stock option grant in September 1995. Required filing has been completed.

Lawrence Schwartz Untimely filing of Form 4 upon the grant of stock option in December 1994. Filing has been completed on Form 5.

Item 10. Executive Compensation

(b) Summary Compensation Table

                          SUMMARY COMPENSATION TABLE

                              Annual Compensation
                              -------------------
(a)                  (b)             (c)                 (d)

Name
and
Principal                                                 Other
Position             Year            Salary($)            Compensation($)
- --------             ----            ---------            ---------------
Alan W. Baldwin(3)   1995            $150,000             $0
Chairman             1994            $127,257             $4,616 (1)
of the Board         1993            $0                   $0
of Directors
and Chief Executive
Officer

Edward Kiley(3)      1995            $98,389              $7,500 (2)
Vice President       1994            $94,799              $0
and General          1993            $92,428              $0
Manager
- --------------------------
(1) Paid as consultant fee earned in 1993, paid in 1994 to a corporation controlled by Mr. Baldwin.

(2) Paid in restricted stock in exchange for a 10 percent wage concession. Stock valued at fair market value at time wage concession was implemented.

(3) No other form of compensation was paid the executive except as set forth above.

(c) Options/SAR Grants Table

    No options were granted to the Executive Officers of the Company during the fiscal year ended December 31, 1995.

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

(a)              (b)             (c)             (d)            (e)
                                                 Number of
                                                 Securities     Value of
                                                 Underlying     Unexercised
                                                 Unexercised    In-the-Money
                                                 Options/SARs   Options/SARs at
                                                 At FY-End (#)  FY-End ($)
                 Shares          Value
                 Acquired on     Realized        Exercisable/   Exercisable/
Name             Exercise (#)    ($)             Unexercisable  Unexercisable
- -----------------------------------------------------------------------------
Alan W. Baldwin  None            None            150,000/50,000 $51,000/$17,000
Edward Kiley     None            None            8,333/16,667   $3,667/$7,333

(e) Long-Term Incentive Plan Awards Table

    The Company paid no long term compensation to the Executive Officers during the fiscal year ended December 31, 1995.

(f) Compensation of Directors

    Directors who are not employees of the Company earn a fee of $500 for each meeting of the Board of Directors that is attended. Additionally, non-employee Directors receive a grant immediately following the Company's Annual Shareholder Meeting under the Company's 1994 Stock Incentive Plan for the right to purchase 5,000 shares of the Company's common stock. Such grant shall be at the fair market value of the common stock at the time of grant.

(g) Employment contracts and termination of employment and change in control arrangements.

    In November, 1994, the Company entered into an employment contract commencing on March 14, 1994 with Alan W. Baldwin to serve as Chairman of the Board and Chief Executive Officer of the Company, for an initial term of one year, with automatic renewals for additional one year terms, at an annual salary of $150,000.

    The contract provides for increases on an annual basis upon review by the Board of Directors or the Compensation Committee. Additionally, an incentive compensation program will be implemented on an annual basis by the Board of Directors. The Company will provide Mr. Baldwin the normal employee benefits provided to other employees, in addition to a company car. Additionally, the Company is obligated to pay Mr. Baldwin a one time relocation expense of $70,000. The contract provides for a grant to Mr. Baldwin of a non-statutory stock option for 200,000 shares exercisable at $.60 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a) Security ownership of certain beneficial owners.
- ----------------------------------------------------------------------------
    (1)               (2)                    (3)                    (4)

Title of Class        Name and              Amount and     Percent of Class(1)
                      Address               Nature of
                      Beneficial            Beneficial
                      Owner                 Owner
- ----------------------------------------------------------------------------
Common Stock          S. Daniel Abraham       900,000        6.77
                      777 South Flagler
                      Boulevard
                      West Tower
                      West Palm Beach,
                      FL. 33401

Common Stock          Allen & Company         900,000(3)     6.77
                      711 Fifth Avenue
                      New York,
                      New York 10022

Common Stock          Grange Nominees         760,000        5.72
                      Limited
                      P.O. Box 116
                      Commerce House
                      Les Banques
                      St Peter Port,
                      Guernsey
                      GWY1 3EZ

Common Stock          Cooke & Cie, S.A.     1,612,000       12.13
                      7 Rue des Alps
                      Geneva 1, Switzerland

Common Stock          Karin Lamotte           707,500(2)     5.32
                      16 Victoria Road
                      London W85RG England

(1) Percentage is based upon a 13,294,355 shares as of April 11, 1996, comprised of outstanding shares, options and warrants that are exercisable within sixty days of this date, totaling 11,309,359, 265,833, and 1,719,163 shares, respectively.
(2) Does not include warrants, expiring January 1997, to acquire 165,137 shares of common stock for $.40 per share owned by Mrs. Lamotte's husband, in which Mrs.
    Lamotte disclaims any beneficial interest.
(3) Does not include beneficial ownership of John Simon who is a Managing Director of Allen & Co., Inc.("Allen"). Allen disclaims beneficial ownership of Mr. Simon's shares.

(b) Security ownership of management.
- ---------------------------------------------------------------------
    (1)               (2)                    (3)                    (4)

Title of Class        Name and              Amount and     Percent of Class(8)
                      Address               Nature of
                      Beneficial            Beneficial
                      Owner                 Owner
- ----------------------------------------------------------------------------
Common Stock         Alan W. Baldwin        202,500(1)              1.52
                     c/o Lunn Industries
                     1 Garvies Point Road
                     Glen Cove, NY. 11542

Common Stock         Warren Haber            90,000(2)(3)            .68
                     c/o Founders Equity
                     200 Madison Avenue
                     New York, NY. 10016

Common Stock         John F. Menzel          10,000(2)(3)            .08
                     c/o Fiber Glass
                     Industries, Inc.
                     RD #5 Edison Street
                     Amsterdam, NY. 12010

Common Stock         Charles W. Russell     170,077(2)(3)(4)(5)     1.28
                     c/o F.C. Funding
                     770 Lexington Avenue
                     New York, NY. 10021

Common Stock         John Simon              10,000(2)(3)(7)         .08
                     c/o Allen & Co.
                     711 Fifth Avenue
                     New York, NY. 10022

Common Stock         Samuel Dastin            5,000(3)               .04
                     c/o Dastin Associates
                     Company, Inc.
                     62 Wellesley Lane
                     Hicksville, NY. 11801

Common Stock         William R. Lewis         5,000(3)               .04
                     636 Black Rock Road
                     Bryn Mawr, PA. 19010

Common Stock         Edward Kiley            27,833(6)               .21
                     c/o Alcore, Inc.
                     1324 Brass Mill Road
                     Belcamp, MD. 21017

Common Stock         Directors and          520,410                 3.91
                     Executive Officers
                     as a group
                     (8 persons)

- ----------------------------
(1) Includes option to purchase 150,000 shares at $.60 which expires on June 9, 2004.
(2) Includes options to purchase 5,000 shares at $.625 which expires on June 8, 2004.
(3) Includes options to purchase 5,000 shares at $.1.50 which expires on September 28, 2005.
(4) Includes warrants to purchase 10,000 shares at $1.50 which expires on June 16, 1999.
(5) Includes warrants to purchase 10,000 shares at $4.37 which expires on May 13, 2003.
(6) Includes options to purchase 8,333 shares at $.50 which expires on December 21, 1999.
(7) Does not include beneficial ownership of Allen, where John Simon is a Managing Director. Allen disclaims beneficial ownership of Mr. Simon's ownership.
(8) Percentage is based upon a 13,294,355 shares as of April 11, 1996, comprised of outstanding shares, options and warrants that are exercisable within sixty days of this date, totaling 11,309,359, 265,833, and 1,718,363 shares, respectively.

Item 12. Certain Relationships and Related Transactions.

(a) Alan W. Baldwin.

    In November, 1994, the Company entered into an employment contract commencing on March 14, 1994 with Alan W. Baldwin to serve as Chairman of the Board and Chief Executive Officer of the Company, for an initial term of one year, with automatic renewals for additional one year terms, at an annual salary of $150,000.

    The contract provides for increases on an annual basis upon review by the Board of Directors or the Compensation Committee. Additionally, an incentive compensation program will be implemented on an annual basis by the Board of Directors. The Company will provide Mr. Baldwin the normal employee benefits provided to other employees, in addition to a company car. Additionally, the Company is obligated to pay Mr. Baldwin a one time relocation expense of $70,000. The Company has granted Mr. Baldwin a non-statutory stock option for 200,000 shares exercisable at $.60 per share.

(b)  Cook & Cie, S.A..

    The Company borrowed $360,000 from Cook & Cie, S.A. payable in January, 1997 plus interest at 10% per annum payable in common stock.

(c)  Private Placement

    On March 21, 1996, the Company sold 3.5 million shares of common stock at $.40 per share in a private placement, under Regulation D of the regulations promulgated under the Securities Exchange Act of 1934 (the "Exchange
Act"). The following beneficial owners listed in Item 11 purchased shares in the private placement:

    S. Daniel Abraham          900,000 shares
    Allen & Company, Inc.      900,000
    Cook & Cie, S.A.           840,000
    Grange Nominees Limited    460,000

    John Simon, Director of the Company, is a Managing Director of Allen & Company, Inc.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
- -------
3.1 Certificate of Incorporation - incorporated by reference to the Registrant's Form 10-K for the year ending December 31, 1992

3.2 By-Laws - incorporated by reference to the Registrant's Form 10-K for the year ending December 31, 1991

10.1 Lease covering the Newtown, Connecticut Plant - incorporated by reference to the Registrant's Form 10-K for the year ending December 31, 1992

10.2 Lease covering the Danbury, Connecticut Plant - incorporated by reference to the Registrant's Form 10-K for the year ending
      December 31, 1992

10.3 Lease covering the Jessup, Maryland Plant - incorporated by reference to the Registrant's Form 10-K for the year ending December 31, 1992

10.4 Stock Purchase Agreement for the sale of Norfield Corporation to Edwin F. Phelps, Jr. dated March 10, 1994 - incorporated by reference to the Registrant's Report on Form 8-K dated March 10, 1994

10.5 Technology Royalty Agreement between the Company and Norfield Corporation dated March 10, 1994 - incorporated by reference to the Registrant's Report on Form 8-K dated March 10, 1994

10.6 Employment Resignation Agreement between the Company and Edwin F. Phelps, Jr. dated March 10, 1994 - incorporated by reference to the Registrant's Report on Form 8-K dated March 10, 1994

10.7 Forbearance Agreement between the Company and Shawmut Bank Connecticut, N.A. dated March 11, 1994 - incorporated by reference to the Registrant's Report on Form 8-K dated March 10, 1994

10.8 Commitment letter between the Company and J.E. Sheehan & Company, Inc. dated March 16, 1994 - incorporated by reference to the Registrant's Report on Form 8-K dated March 10, 1994

10.9 Form of Subscription Agreement pertaining to the issuance of 2,400,000 shares at $.60 per share dated March 31, 1994, incorporated by reference to the Registrant's report on Form 10-Q/A Amendment 1, for the period ended March 31, 1994.

10.10 Grant of Warrant for the purchase of 192,000 shares of the common stock of the Registrant at $.70 per share to J.E. Sheehan & Company, Inc. Dated March 31, 1994, incorporated by reference to the Registrant's report on Form 10-Q/A Amendment 1, for the period ended March 31, 1994.

10.11 Asset Purchase Agreement between Lunn Industries, Inc., Limco Manufacturing Corporation and Alcore, Inc. Dated December 12, 1994.

10.12 Promissory Note dated January 16, 1995 Payable to the order of Limco Manufacturing Corporation in the amount of $608,762.

10.13 Promissory Note dated January 17, 1995 payable to the order of Limco Manufacturing Corporation in the amount of $96,238.

10.14 Guaranty Agreement dated January 17, 1995 between Alcore, Inc. And Limco Manufacturing Corporation.

10.15 Subordination Agreement dated January 17, 995 by and among TAT Technologies, Ltd., Limco Manufacturing Corporation and Lunn Industries, Inc.

10.16 Assignment and Assumption of Obligations Agreement dated January 17, 1995 between Limco Manufacturing Corporation and Lunn Industries, Inc.

10.17 Amendment dated January 17, 1995 to the Asset Purchase Agreement by and among Lunn Industries, Inc., Limco Manufacturing Corporation and Alcore, Inc. dated December 12, 1994

10.18 Loan Agreement dated January 17, 1995 between Lunn Industries, Inc. and Cook and Cie, S.A.

10.19 Promissory note dated January 17, 1995 payable to the order of Cook & Cie, S.A. in the amount of $360,000.

10.20 Promissory note dated January 17, 1995 payable to the order of J.E. Sheehan & Company, Inc. in the Amount of $100,000.

10.21 Letter dated January 10, 1995 subordinating the Commercial Revolving Loan, Term Loan and Security Agreement dated May 21, 1993 with Shawmut Bank, Connecticut, N.A. to the $100,000 promissory note payable to the order of J.E. Sheehan & Company dated January 17, 1995.

10.22 Lease for the Company's headquarters located in Glen Cove, New York dated January 1, 1995 between Grill Leasing Corp. and Lunn Industries, Inc.

10.23 Moratorium Agreement dated February 24, 1995 between Grill Leasing Corp. and Lunn Industries, Inc.

10.24 Agreement effective July 19, 1995, between the Company and J.E. Sheehan & Company extending the maturity date of note held by J.E. Sheehan & Company.

13.1 Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission, is herein incorporated by reference.

13.2 Form 10-QSB for the period ended June 30, 1995, previously filed with the Commission, is herein incorporated by reference.

13.3 Form 10-QSB for the period ended September 30, 1995, previously filed with the Commission, is herein incorporated by reference.

21 List of Registrant's subsidiaries previously filed with the Commission in the Annual Report on Form 10-K/A Amendment 1 for the fiscal year ended December 31, 1993, is herein incorporated by reference

(b)   Reports on Form 8-K.

      None

Lunn Industries, Inc. and Subsidiary

Index to Financial Statements
                                                       Page(s)

Report of Independent Accountants                      F-1
Consolidated Financial Statements:
  Balance Sheet as of December 31, 1995                F-2
  Statements of Operations for the years ended
    December 31, 1995 and 1994                         F-3
  Statements of Stockholders' Equity for the years
    ended December 31, 1995 and 1994                   F-4
  Statements of Cash Flows for the years ended
    December 31, 1995 and 1994                         F-5 - F-6
  Notes to Consolidated Financial Statements           F-7 - F-16


Report of Independent Accountants

To the Stockholders and Board of Directors of Lunn Industries, Inc.:

            We have audited the accompanying consolidated balance sheet of Lunn Industries, Inc. and Subsidiary (the "Company") as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lunn Industries, Inc. and Subsidiary as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                        /s/ Coopers & Lybrand LLP.
Melville, New York
April 4, 1996.

Lunn Industries, Inc. and Subsidiary
Consolidated Balance Sheet
December 31, 1995

                ASSETS:                                          1995

Current assets:
  Cash                                                         $   206,075
  Accounts receivable - trade, net of allowance
   for doubtful accounts of $125,000                             2,265,421
  Inventories                                                    4,105,941
  Prepaid expenses and other current assets                        307,370
                                                               -----------
    Total current assets                                         6,884,807

Property and equipment, net of accumulated
 depreciation of $3,620,003                                      7,486,474
Other assets                                                       629,399
                                                               -----------
    Total assets                                               $15,000,680
                                                               ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of long-term debt                            $ 1,090,067
  Accounts payable - trade                                       1,629,370
  Accrued expenses                                                 688,938
  Obligation under capital lease                                     3,909
                                                               -----------
    Total current liabilities                                    3,412,284

Long-term debt                                                   2,998,087
Obligation under capital lease                                       9,471
                                                               -----------
    Total liabilities                                            6,419,842
                                                               -----------
Commitments and contingencies (Note 12)

Stockholders' equity:
  Common stock; par value $.01 per share;
   authorized 20,000,000 shares; issued and
   outstanding 7,527,333 shares                                     75,273
  Additional paid-in capital                                    12,486,834
  Accumulated deficit                                           (3,980,932)
  Treasury stock, at cost; 150 shares                                 (337)
                                                               -----------
    Total stockholders' equity                                   8,580,838
                                                               -----------
    Total liabilities and stockholders' equity                 $15,000,680
                                                               ===========

The accompanying notes are an integral part of the consolidated financial statements.

Lunn Industries, Inc. and Subsidiary
Consolidated Statements of Operations
for the years ended December 31, 1995 and 1994
                                                     1995           1994

Net sales                                         $14,720,718    $15,209,072
Cost of sales                                      11,821,324     13,774,459
                                                  -----------    -----------
  Gross profit                                      2,899,394      1,434,613

Selling, general and administrative expenses        2,377,365      3,298,148
                                                  -----------    -----------
  Operating income (loss)                             522,029     (1,863,535)
                                                  -----------    -----------
Other income (expense):
  Interest expense                                   (413,515)      (354,555)
  Loss on insurance claim                               --          (141,069)
  Gain on sale of building                              --           260,750
  Other income (expense)                              162,931       (183,574)
                                                  -----------    -----------
                                                     (250,584)      (418,448)
                                                  -----------    -----------
    Income (loss) from continuing operations
     before income taxes and extraordinary item       271,445     (2,281,983)

Provision for income taxes                             12,300        594,595
                                                  -----------    -----------
    Income (loss) from continuing operations          259,145     (2,876,578)

Discontinued operations - gain on disposal,
 net of income tax provision of $12,538                  --           18,335
                                                  -----------    -----------
    Income (loss) before extraordinary item           259,145     (2,858,243)

Extraordinary item:
  Gain on extinguishment of debt, net of
   income tax effect of $37,700                       796,165           --
                                                  -----------    -----------
    Net income (loss)                             $ 1,055,310    $(2,858,243)
                                                  ===========    ===========
Income (loss) per share:
  Before extraordinary item                       $      .03            (.43)
  Extraordinary item                                     .11             --
                                                  ----------     -----------
    Net income (loss) per share                   $      .14     $      (.43)
                                                  ==========     ===========
Weighted average number of common shares
 outstanding                                       7,588,747       6,657,927
                                                  ==========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

Lunn Industries, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995 and 1994

                                                          Common Stock
                                                      --------------------     Additional
                                                      Number                   Paid-in       Accumulated     Treasury
                                                      of Shares     Amount     Capital       Deficit         Stock        Total
                                                      ---------     ------    ----------     -----------     --------     -----
Balance at January 1, 1994                            4,657,927    $46,579    $10,797,255    $(2,177,999)    $(337)     $ 8,665,498
Sale of common stock                                  2,400,000     24,000      1,264,664             --        --        1,288,664
Net loss                                                     --         --             --     (2,858,243)       --       (2,858,243)
                                                      ---------    -------    -----------    -----------     -----      -----------
Balance at December 31, 1994                          7,057,927     70,579     12,061,919     (5,036,242)     (337)       7,095,919

Issuance of stock to employees                          203,406      2,034        154,589             --        --          156,623
Expenses paid through the issuance of stock             266,000      2,660        117,326             --        --          119,986
Warrants issued in connection with debt
 extinguishment (Note 6)                                     --         --        153,000             --        --          153,000
Net income                                                   --         --                     1,055,310        --        1,055,310
                                                      ---------    -------    -----------    -----------     -----      -----------
Balance at December 31, 1995                          7,527,333    $75,273    $12,486,834    $(3,980,932)    $(337)     $ 8,580,838
                                                      =========    =======    ===========    ============    ======     ===========

The accompanying notes are an integral part of the consolidated financial statements.

Lunn Industries, Inc. and Subsidiary
Consolidated Statements of Cash Flows
for the years ended December 31, 1995 and 1994
                                                        1995         1994

Cash flows from operating activities:
  Net income (loss)                                  $ 1,055,310  $(2,858,243)
  Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
    Gain on extinguishment of debt                      (796,165)          --
    Depreciation and amortization                        928,852    1,107,398
    Deferred tax asset                                        --      604,629
    Allowance for doubtful accounts                       (9,335)      77,450
    Amortization of deferred gain on sale of
     building                                                 --     (260,750)
    Loss on insurance settlement                              --      141,069
    Unrealized loss on investment                             --      126,100
    Realized loss on investment                               --      148,639
    Inventory valuation allowance                        (99,987)     140,205
    Issuance of stock to employees                       156,623           --
    Expenses paid through the issuance of stock          119,986           --
    Other, principally discontinued operations                --      (30,873)
    Changes in assets and liabilities:
      Accounts receivable - trade                       (753,551)     769,184
      Inventories                                       (711,781)     372,710
      Prepaid expenses and other current assets          109,174       17,822
      Insurance proceeds receivable                           --    1,191,063
      Security deposits and other assets                (117,895)     189,703
      Accounts payable - trade                           426,617     (947,377)
      Accrued liabilities                               (204,540)     377,666
      Advances from customers                                 --     (176,926)
                                                     -----------  -----------
        Net cash provided by operating activities        103,308      989,469
                                                     -----------  -----------
Cash flows from investing activities:
  Proceeds from termination of officers'
   life insurance                                             --       69,316
  Purchase of property and equipment                    (685,514)    (872,927)
  Proceeds from disposal of property and equipment            --      135,372
  Purchase of assets from the Limco acquisition         (358,861)          --
                                                     -----------  -----------
        Net cash used in investing activities         (1,044,375)    (668,239)
                                                     -----------  -----------

Cash flows from financing activities:
  Bank overdraft                                         (27,745)      27,745
  Repayment of related party payable                          --     (540,687)
  Repayment of debt                                   (2,160,245)  (1,091,489)
  Proceeds from sale of common stock                          --    1,288,664
  Proceeds from issuance of notes payable              3,321,752           --
  Payments on capital lease obligations                   13,380       (9,369)
                                                     -----------  -----------
        Net cash provided by (used in)
         financing activities                          1,147,142     (325,136)
                                                     -----------  -----------
Net increase (decrease) in cash and
 cash equivalents                                        206,075       (3,906)
Cash and cash equivalents, beginning of year                  --        3,906
                                                     -----------  -----------
Cash and cash equivalents, end of year               $   206,075  $        --
                                                     ===========  ===========
Cash paid for:
  Interest                                           $  474,830   $   316,809

Non cash investing and financing activities:
  Reduction of property and equipment held for sale          --       126,000

Cancellation of notes payable in connection with
 the sale of a subsidiary                                    --       561,000

Issuance of warrants in connection with debt
  extinguishment                                        153,000            --

Acquisitions:
  Assets acquired                                     1,063,861            --
  Notes payable                                         705,000            --
                                                     ----------   -----------
    Net cash paid for acquisitions                   $  358,861            --
                                                     ==========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

Lunn Industries, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.  Business as Basis of Presentation:

    The Company manufactures a variety of composite products made of metal, metal core, fiber and reinforced plastic, assembled into complex structures to meet customer requirements. The Company also produces honeycomb cores, some of which are used in its other products. The Company's products are sold principally to commercial customers, both domestic and international, and to agencies of the U.S. government. Military business represented 29% and 45% of net sales during 1995 and 1994, respectively.

2.  Summary of Significant Accounting Policies:

    Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Alcore, Inc. and exclude Norfield Corporation which has been accounted for as a discontinued operation for fiscal 1994. All material intercompany balances and transactions have been eliminated.

    Cash and cash equivalents

    The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents.

    Inventories

    Inventories of raw materials and finished goods are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories of work-in-process, substantially all of which relate to short-term contracts, are stated at the actual production cost, reduced by amounts relating to revenue recognized on units delivered.

    Property and equipment

    Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for betterments and major renewals are capitalized. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposal, with any resulting profit or loss included in income.

    Depreciation and amortization of assets are provided using the straight-line method over the estimated useful life of the asset.

Notes to Consolidated Financial Statements, Continued

    Net income (loss) per share of common stock

    Net income (loss) per share of common stock is based on the weighted average number of common shares outstanding during each period. Common stock equivalents of 203,225 resulting from the effects of options and warrants have been included in the calculation of weighted average shares outstanding in 1995. Common stock equivalents have been excluded in 1994 from the computation of net loss per share of common stock since the result would be anti-dilutive.

    Income taxes

    The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    Reclassification

    Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

    Intangible assets

    Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangibles are amortized on a straight-line basis over appropriate periods not exceeding 25 years.

    Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made are for the recoverability of property and equipment, intangibles and accounts receivable. Actual results could differ from those estimates.

    Prospective accounting change

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of the new standard is required for fiscal years beginning after December 15, 1995. Management estimates that the new accounting principle will not have a material impact on the Company's financial position or results of operations.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock based plans. The Statement, which becomes effective in 1996, requires the Company to choose between accounting for issuance of stock and other equity instruments to employees based on their fair value or disclosing the pro forma effects such accounting would have had on the Company's net income and earnings per share. The Company has begun to gather the

Notes to Consolidated Financial Statements, Continued

    documentation necessary to address the impact of this Statement, however, it has not yet decided which method it will utilize relating to its stock based employee plans.

    Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company grants credit to customers located throughout the United States.
    The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. One customer and two customers represent 12% and 25% of sales in 1995 and 1994, respectively.

    No one customer comprised more than 10% of outstanding accounts receivable at December 31, 1995.

    Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluation of customers' financial condition are performed and generally no collateral is required.

    Cash and cash equivalent balances are held primarily at one financial institution and may, at times, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability of investment is dependent upon the performance of the issuer.

    Fair value of financial instruments

    Cash and cash equivalents, notes receivable and notes payable are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. The fair value of long-term debt approximates recorded amounts as similar borrowings have been offered to the Company at comparable rates and maturities.

    3.  Acquisitions:

    On January 17, 1995, the Company purchased certain assets from the Limco Aluminum Bonding Company for $358,861 in cash and notes payable of $705,000, due in 48 equal monthly payments with interest at prime rate. Assets acquired consisted of inventory ($75,000), machinery and equipment ($517,000), goodwill ($221,861), trademarks ($100,000) and covenant not to compete ($150,000).

4.  Inventories

    Components of inventories are summarized as follows:

      Raw materials                     $    538,801
      Work-in-process                      2,469,267
      Finished goods                       1,097,873
                                       -------------
                                        $  4,105,941
                                       =============

Notes to Consolidated Financial Statements, Continued

5.   Property and Equipment:

     Property and equipment are summarized as follows:

                                       Life

     Machinery and equipment        5-10 years                 $ 10,236,768
     Furniture and fixtures         5-10 years                      538,072
     Leasehold improvements         4-6 years                       331,637
                                                               ------------
                                                                 11,106,477
        Less, accumulated depreciation                            3,620,003
                                                               ------------
                                                                $ 7,486,474
                                                               ============

6.   Long-Term Debt:

     At December 31, 1995, long-term debt consists of:

     Revolving line of credit, collateralized
        by accounts receivable and inventory.  Interest
        is payable at 2% above the lender's base rate
        (8.5% at December 31, 1995) (a)                      $    1,763,952
     Term loan, collateralized by property and equipment,
        payable in 36 monthly installments.  Interest
        is payable at 2% above the lender's base rate (a)           750,000
     Note payable to bank, with interest at varying rates
        through maturity (a)                                        300,000
     Note payable, due December 10, 1995.  Interest
        payable at 2% per month (b)                                 200,000
     Note payable, due January 16, 1996.  Interest is payable
        at 10% per annum (c)                                        100,000
     Note payable, due January 13, 1997.  Interest is payable
         at 10% per annum (c)                                       360,000
     Note payable, due January 17,1997.  Interest is payable at
          8.5% per annum (d)                                        566,140
     Note payable, due June 1, 2000.  Interest is payable at
          10.5% per annum                                            48,062
                                                               ------------
                                                                  4,088,154
               Less: current maturities                           1,090,067
                                                               ------------
                                                                $ 2,998,087
                                                               ============

     (a) During December 1995, the Company entered into a
         $3,500,000 credit facility with a new lending institution. The new facility provides for a $2,750,000 revolving loan and a $750,000 term loan with interest at 2% over the lender's base rate. The term loan provides for the following payment schedule, beginning February 1, 1996: 6 monthly payments of $30,000, 6 monthly payments of $25,000, 12 monthly payments of $23,000, 11 monthly payments of $12,000, with a final payment on February 1, 1999. The new debt is collateralized by

Notes to Consolidated Financial Statements, Continued

         substantially all accounts receivable and inventory. The agreement contains certain restrictive covenants including net worth and minimum debt service.

         Concurrent with the new credit facility, the Company entered into an agreement with its existing lending institution to repay the outstanding debt of $3,189,000 through a payment of $1,961,000 in cash on December 28, 1995, the payment of $300,000 cash on March 20, 1996, and the issuance of warrants to purchase 500,000 shares of common stock (see Note 14).

         As a result of the extinguishment of debt in the fourth quarter of 1995, the Company has recognized an extraordinary gain of $796,165.

     (b) On September 8, 1995, the Company obtained $300,000 bridge financing to provide interim working capital. The term of the bridge financing was 3 months at an initial interest rate of 2% per month, increased to 4% if not repaid by December 7, 1995. The bridge lenders received warrants to purchase a total of 135,000 shares of the Company's common stock at $.50 per share for a term of 5 years (see Note 14).

     (c) In January 1995, the Company borrowed $360,000 and issued a note for repayment on or before January 13, 1997 with interest at 10% to be paid semi-annually. In addition, the Company borrowed an additional $100,000 for interim working capital purposes. The note is due on January 16, 1996 and bears interest at 10% per annum.

     (d) In connection with the Limco acquisition, the Company issued notes collateralized by the assets acquired. The notes are payable in 48 monthly installments and bears interest at the prevailing prime rate.

     Aggregate maturities of long-term debt are as follows:

                                                          Long-term
     December 31,                                            debt
                                                          ----------
     1996                                                 $ 1,090,067
     1997                                                   2,587,994
     1998                                                     342,124
     1999                                                      61,446
     2000                                                       6,523
                                                          -----------
                                                          $ 4,088,154
                                                          ===========

Notes to Consolidated Financial Statements, Continued

7.   Capital Leases:

     Future minimum payments as of December 31, 1995, under capital leases for equipment, are as follows:

     1996                                                        $  4,655
     1997                                                           4,655
     1998                                                           4,655
                                                                  -------
     Total minimum lease payments                                  13,965
     Less, amount representing interest                               585
                                                                  -------

     Present value of minimum lease payments, including $3,909
     currently payable at December 31, 1995                      $ 13,380
                                                                 ========

8.   Accrued Expenses:

     Accrued expenses as of December 31, 1995 consist of the following:

     Compensation and related taxes                            $ 241,549
     Professional fees                                            79,940
     Other                                                       317,449
                                                               ---------
                                                               $ 638,938
                                                               =========

9.   Income Taxes:

     The provision for federal and state income taxes before the extraordinary charge is $6,535 and $5,765, respectively.

     The components of deferred taxes as of December 31, 1995 are as follows (in thousands):

     Deferred tax assets:
      Accounts receivable                                       $  52,503
      Employee benefits                                            22,212
      Inventory                                                    37,872
      Accrued expenses                                             36,939
      Miscellaneous                                                 6,053
      Net operating loss and credit carryforwards               3,308,617
                                                                ---------
        Total deferred tax asset                                3,464,196
                                                                ---------
     Deferred tax liabilities:
       Property and equipment                                     761,682
                                                                 --------
          Total deferred tax liability                            761,682
                                                                 --------
     Net deferred tax asset                                     2,702,514
     Valuation allowance                                       (2,702,514)
                                                               ----------
                                                               $    -
                                                               ===========

Notes to Consolidated Financial Statements, Continued

     The change in the net deferred tax asset for the year ended December 31, 1995 was a decrease of $376,718 related primarily to depreciation and utilization of net operating loss carryforwards.

     The following is a reconciliation of the reported income tax benefit attributable to continuing operations to the expected income tax expense (benefit) utilizing federal statutory tax rates:

                                                         1995          1994

  Expected income tax provision (benefit)             $  375,805    $ (787,000)
  State income tax provision (benefit), net of
    federal income tax effect                             20,000      (138,916)
  Valuation allowance on deferred tax assets                         1,520,511
  Other                                                   52,020
  Utilization of net operating loss carryforward        (397,825)
                                                      -----------    ----------
                                                       $   50,000    $  594,595
                                                      ===========    ==========

     The Company has net operating loss carryforwards of approximately $7,800,000 for federal income tax purposes which may be applied against future taxable income and which will begin to expire in 2002. At December 31, 1995, the Company has $167,927 in federal tax credits available for use in future years which expire in 1996 through 2000.

10.  Pension Plans:

     The Company's union employees are covered by a defined contribution retirement plan, the cost of which was $22,597 and $22,341 in 1995 and 1994, respectively.

     The Company also maintains a 401(k) savings plan for its non-union employees. In 1994, the Company amended the plan to add a matching requirement to employee contributions. Employees may contribute up to 4% of their annual salary not to exceed certain amounts established by the Internal Revenue Code. Under this plan, the Company contributes up to 1% of the employee's contribution to the plan with respect to employees who contribute up to 4% of annual salary to the plan. These matching contributions aggregated $17,636 and $34,267 for the years ended December 31, 1995 and 1994, respectively.

Notes to Consolidated Financial Statements, Continued

11.  Lease Arrangements:

     The Company leases property in Glen Cove, New York, Jessup, Maryland, and Belcamp, Maryland under operating leases. The Company is required under the lease agreements to pay certain costs, including insurance and property taxes. The Company may exercise an option to extend its Glen Cove lease for two additional five-year terms. Future minimum rental payments are as follows:

             1996                          $    662,405
             1997                               670,006
             1998                               691,817
             1999                               700,711
             2000                               454,423
             Thereafter                       1,438,420
                                            -----------
                                            $ 4,617,782
                                            ===========

     Rent expense aggregated $613,412 and $868,585 for the years ended December 31, 1995 and 1994, respectively.

12.  Discontinued Operations:

     Effective February 28, 1994, the Company sold all of its interest in Norfield Corporation, a subsidiary, to the former president and chief executive officer of the Company and previous owner of Norfield Corporation, for approximately $561,000, by cancellation of a like amount of indebtedness and accrued interest owed by the Company to the former president. The Company recognized a net gain on the sale of approximately $18,000, net of taxes.

13.  Stock Plan:

     In December 1994, the Board of Directors of the Company adopted the 1994 stock incentive plan (the "Plan") available to grant options, restricted stock and other related benefits to employees and directors. The purpose of the Plan is to promote the interests of the Company with additional incentive and opportunity through stock ownership to increase employees' and Directors' proprietary interests in the Company and their personal interest in its continued success.

     Under the terms of the Plan, the Company may grant incentive and nonqualified stock options. The option price per share may not be less than the fair market value of a share on the date the option is granted. For those individuals who own shares in excess of 10% of the capital stock of the Company, such price will be 110% of the fair market value. The maximum term of an option may not exceed 10 years. In addition, shares of restricted stock may be issued either alone or in addition to other awards granted under the Plan.

     The compensation committee shall determine the officers and key employees of the Company, to whom and the time at which the grants of restricted stock will be made, the number of shares to be awarded, the price and all other conditions of the awards. The total number of stock reserves available for distribution shall be 700,000.

Notes to Consolidated Financial Statements, Continued

     The Plan also provides grants of options to non-employee directors. Each director will be granted an option to purchase 5,000 shares of common stock each year on the date of the annual meeting of shareholders. As of December 31, 1995 and 1994, Options for 265,833 and 75,000 shares, respectively, were exercisable under the Company's stock plan.

     During fiscal 1995, the Company issued 203,406 restricted shares to employees. As a result of the issuance, the Company recorded a charge to income of approximately $157,000.

     In connection with the Plan, the Company issued the following options:

                                                           1995        1994

     Options, beginning of year                           397,500
     Options granted at exercise prices ranging
       from $.50 to $1.50                                  40,000     397,500
                                                          -------     -------
     Options, end of year, ranging from $.50 to $1.50     437,500     397,500
                                                          =======     =======

14.  Common Stock:

     a. Stock offering

     On March 31, 1994, the Company sold 2.4 million shares of its common stock for $.60 per share in a private placement. Total proceeds, net of underwriting commissions and expenses, were $1,288,664. The Company used $300,000 of such proceeds to reduce the term loan portion of its bank loan and the balance has been applied towards working capital.

     During 1995, the Company issued 203,406 shares of stock to employees for $.50 per share. (See Note 13.) In addition, the Company issued an additional 266,000 shares to certain individuals and a financial institution in settlement of debt obligations with a value of $119,986 which was expensed during fiscal 1995.

     b. Warrants

     In connection with the Company's debt financings, the Company granted warrants to purchase 635,000 shares of common stock, which were valued at $153,000 and expensed in 1995. In addition, the Company issued warrants to purchase 20,000 shares to its legal counsel for services rendered. Warrants outstanding, which are fully exercisable, are as follows:

                                                  1995         1994

     Warrants, beginning of year                 686,545      494,545
     Warrants granted at exercise prices
       ranging from $.40 to $6.00 in 1995        655,000      192,000
                                              ----------     --------
     Warrants, end of year, ranging from
       $.40 to $6.00                           1,341,545      686,545
                                              ==========     ========

Notes to Consolidated Financial Statements, Continued

15.  Industry Segment Information:

                                             1995             1994
    Net sales:
     Industry segments:
      Composites                         $  4,536,816      $  6,807,303
      Honeycomb                            10,183,902         8,401,769
                                         ------------      ------------
        Total                            $ 14,720,718      $ 15,209,072
                                         ============      ============
    Geographic:
     United States                       $ 13,281,309      $ 14,117,581
     Western Europe                         1,439,409         1,091,491
                                         ------------      ------------
       Total                             $ 14,720,718      $ 15,209,072
                                         ============      ============
    Income (loss) from continuing
      operations:
       Industry segments:
        Composites                       $   (113,644)     $   (747,074)
        Honeycomb                             635,673        (1,025,530)
        Other income (expense)               (250,584)         (509,379)
                                          ------------     -------------
                                          $    271,445     $ (2,281,983)
                                          ============     ============
    Geographic:
        United States                     $    435,664     $ (1,668,219)
        Western Europe                          86,365         (137,684)
        Other income (expense                 (250,584)        (476,080)
                                           ------------     ------------
                                           $    271,445     $ (2,281,983)
                                           ============     ============
    Depreciation and amortization
     expense:
        Composites                         $    109,971      $   732,694
        Honeycombs                              818,881          374,704
                                           ------------      -----------
                                           $    928,852      $ 1,107,398
                                           ============      ===========
    Capital expenditures:
        Composites                         $    893,658     $    513,457
        Honeycombs                              633,856          359,470
                                           ------------     ------------
                                           $  1,527,514     $    872,927
                                           ============     ============
    Identifiable tangible assets:
        Composites                         $  3,609,305     $  2,248,896
        Honeycombs                           10,907,477       10,068,225
                                           ------------     ------------
                                           $ 14,516,782     $ 12,317,121
                                           ============     ============

16.  Litigation:

     During 1995, the Company was served with a complaint filed under the False Claims Act alleging that certain records had been falsified, in connection with its former Norfield operations, in order to receive payment under a subcontract. In addition, the complaint also alleges that the individual who has brought forward the claim was terminated due to this incident. This case is presently in discovery and the ultimate outcome is uncertain.

     In addition, in May 1995, the Company was named as a defendant in a demand of arbitration of a former employee for a breach of an employment contract. On August 12, 1995, the arbitration awarded the plaintiff $85,516 plus costs and found the Company and Norfield (its former wholly-owned subsidiary) jointly and severally liable. However, the award is not a judgment and

Notes to Consolidated Financial Statements, Continued

     the Company has moved to set aside the arbitrator's conclusions. The case remains open and the ultimate outcome is uncertain.

17.  Subsequent Events:

     On March 20, 1996, the Company sold 3,500,000 shares of its common stock for $.40 per share in a private placement. Total proceeds, net of underwriting commissions and expenses were $1,247,000. The Company has used approximately $647,000 of the proceeds to reduce its bank debt obligations to paydown a portion of the outstanding balance due to its bridge lenders and to reduce its obligation to a shareholder.

                                  Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUNN INDUSTRIES, INC.

By: /s/ Alan W. Baldwin                      April 12, 1996
    Alan W. Baldwin                          Date
    Chairman of the Board and ,
    Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Alan W. Baldwin                      April 12, 1996
    Alan W. Baldwin                          Date
    Chairman of the Board and ,
    Chief Executive Officer and Director

By: /s/ Lawrence Schwartz                    April 12, 1996
    Lawrence Schwartz                        Date
    Vice President, Secretary
    and Chief Financial and
    Accounting Officer

By: /s/ Samuel J. Dastin                     April 12, 1996
    Samuel J. Dastin                         Date
    Director

By: /s/ Warren H. Haber                      April 12, 1996
    Warren H. Haber                          Date
    Director

By: /s/ John F. Menzel                       April 12, 1996
    John F. Menzel                           Date
    Director

By: /s/ Charles W. Russell                   April 12, 1996
    Charles W. Russell                       Date
    Director

By:                                          April 12, 1996
    John Simon                               Date
    Director

By:                                          April 12, 1996
    William R. Lewis                         Date
    Director

                  Exhibit Index

3.1 Certificate of Incorporation - incorporated by reference to the Registrant's Form 10-K for the year ending December 31, 1992

3.2 By-Laws - incorporated by reference to the Registrant's Form 10-K for the year ending December 31, 1991

10.1 Lease covering the Newtown, Connecticut Plant - incorporated by reference to the Registrant's Form 10-K for the year ending December 31, 1992

10.2 Lease covering the Danbury, Connecticut Plant - incorporated by reference to the Registrant's Form 10-K for the year ending December 31, 1992

10.3 Lease covering the Jessup, Maryland Plant - incorporated by reference to the Registrant's Form 10-K for the year ending December 31, 1992

10.4  Stock Purchase Agreement for the sale of Norfield Corporation to Edwin
      F. Phelps, Jr. dated March 10, 1994 - incorporated by reference to the Registrant's Report on Form 8-K dated March 10, 1994

10.5 Technology Royalty Agreement between the Company and Norfield Corporation dated March 10, 1994 - incorporated by reference to the Registrant's Report on Form 8-K dated March 10, 1994

10.6 Employment Resignation Agreement between the Company and Edwin F. Phelps, Jr. dated March 10, 1994 - incorporated by reference to the Registrant's Report on Form 8-K dated March 10, 1994

10.7 Forbearance Agreement between the Company and Shawmut Bank Connecticut, N.A. dated March 11, 1994 - incorporated by reference to the Registrant's Report on Form 8-K dated March 10, 1994

10.8 Commitment letter between the Company and J.E. Sheehan & Company, Inc. dated March 16, 1994 - incorporated by reference to the Registrant's Report on Form 8-K dated March 10, 1994

10.9 Form of Subscription Agreement pertaining to the issuance of 2,400,000 shares at $.60 per share dated March 31, 1994, incorporated by reference to the Registrant's report on Form 10-Q/A Amendment 1, for the period ended March 31, 1994.

10.10 Grant of Warrant for the purchase of 192,000 shares of the common stock of the Registrant at $.70 per share to J.E. Sheehan & Company, Inc. Dated March 31, 1994, incorporated by reference to the Registrant's report on Form 10-Q/A Amendment 1, for the period ended March 31, 1994.

10.11 Asset Purchase Agreement between Lunn Industries, Inc., Limco Manufacturing Corporation and Alcore, Inc. Dated December 12, 1994.

10.12 Promissory Note dated January 16, 1995 payable to the order of Limco Manufacturing Corporation in the amount of $608,762.

10.13 Promissory Note dated January 17, 1995 payable to the order of Limco Manufacturing Corporation in the amount of $96,238.

10.14 Guaranty Agreement dated January 17, 1995 between Alcore, Inc. and Limco Manufacturing Corporation.

10.15 Subordination Agreement dated January 17, 1995 by and among TAT Technologies, Ltd., Limco Manufacturing Corporation and Lunn Industries, Inc.

10.16 Assignment and Assumption of Obligations Agreement dated January 17, 1995 between Limco Manufacturing Corporation and Lunn Industries, Inc.

10.17 Amendment dated January 17, 1995 to the Asset Purchase Agreement by and among Lunn Industries, Inc., Limco Manufacturing Corporation and Alcore, Inc. dated December 12, 1994.

10.18 Loan Agreement dated January 17, 1995 between Lunn Industries, Inc. and Cook and Cie, S.A.

10.19 Promissory note dated January 17, 1995 payable to the order of Cook & Cie, S.A. in the amount of $360,000.

10.20 Promissory note dated January 17, 1995 payable to the order of J.E. Sheehan & Company, Inc. in the amount of $100,000.

10.21 Letter dated January 10, 1995 subordinating the Commercial Revolving Loan, Term Loan and Security Agreement dated May 21, 1993 with Shawmut Bank, Connecticut, N.A. to the $100,000 promissory note payable to the order of J.E. Sheehan & Company dated January 17, 1995.

10.22 Lease for the Company's headquarters located in Glen Cove, New York dated January 1, 1995 between Grill Leasing Corp. and Lunn Industries, Inc.

10.23 Moratorium Agreement dated February 24, 1995 between Grill Leasing Corp. and Lunn Industries, Inc.

10.24 Agreement effective July 19, 1995, between the Company and J.E. Sheehan & Company extending the maturity date of note held by J.E. Sheehan & Company.

10.25 Promissory Note dated December 28, 1995 payable to the order of Gibraltar Corporation of America.

10.26 Security Agreement dated December 28, 1995 between the Company and Gibraltar Corporation of America.

10.27 Rider to the Financing Agreement dated December 28, 1995 between the Company and Gibraltar Corporation of America.

10.28 Financing Agreement dated December 28, 1995 between the Company and Gibraltar Corporation of America.

10.29 Security Agreement dated December 28, 1995 between the Company and Gibraltar Corporation of America.

10.30 Amended and Restated Commercial Revolving Loan, Term Loan and Security Agreement dated December 28, 1995, by and among the Company, Alcore, Inc., and Fleet National Bank of Connecticut.

10.31 Amended and Restated Subordinated Term Note date December 28, 1995 payable to the order of Fleet National Bank of Connecticut.

10.32 Warrant dated December 28, 1995 issued to Fleet National Bank of Connecticut.

13.1 Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission, is herein incorporated by reference.

13.2 Form 10-QSB for the period ended June 30, 1995, previously filed with the Commission, is herein incorporated by reference.

13.3 Form 10-QSB for the period ended September 30, 1995, previously filed with the Commission, is herein incorporated by reference.

21 List of Registrant's subsidiaries previously filed with the Commission in the Annual Report on Form 10-K/A Amendment 1 for the fiscal year ended December 31, 1993, is herein incorporated by reference.