Form 10QSB
period 1996-03-31
LUNN INDUSTRIES INC /DE/
filed 1996-05-14
CIK 60911

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: March 31, 1996

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from____________________________________
            to________________________________

                          Commission File number 0-1298

                              LUNN INDUSTRIES, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                                 11-1581582
      -------------------------------                  -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


              1 Garvies Point Road, Glen Cove, New York 11542-2828
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (516) 671-9000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


The aggregate number of shares of Common Stock outstanding as of April 10, 1996 was 11,309,499.

Transitional Small Business Disclosure Format (check one)

               Yes |_|   No |X|

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 MARCH 31, 1996

================================================================================
                                     ASSETS
================================================================================

                                                                       March 31,
                                                                         1996
                                                                     (unaudited)
================================================================================

CURRENT ASSETS
  Cash and cash equivalent                                           $   157,719
  Accounts Receivable - trade, less allowance for doubtful
     accounts of $147,089                                              2,798,226
  Inventories                                                          4,456,849
  Prepaid expense and other current assets                               426,493
                                                                     -----------

     TOTAL CURRENT ASSETS                                              7,839,287
                                                                     -----------


PROPERTY AND EQUIPMENT - Net of Accumulated
  Depreciation of $3,892,878                                           7,516,151
                                                                     -----------
  Other Assets:
  Security deposits and other assets                                     114,783
  Intangible assets - net                                                467,945
                                                                     -----------
  Total other assets                                                     582,728
                                                                     -----------
        TOTAL ASSETS                                                 $15,938,166
                                                                     ===========

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 MARCH 31, 1996

================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
================================================================================

                                                                       MARCH 31,
                                                                         1996
                                                                     (unaudited)
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                            1,116,199
  Accrued liabilities                                                   996,328
  Accrued income taxes                                                   37,193
  Notes payable                                                         845,250
  Capital lease obligations                                               8,140
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                       3,003,110
                                                                   ------------

LONG-TERM LIABILITIES:
  Notes Payable                                                       2,903,346
  Capital Lease Obligations                                              16,218
                                                                   ------------
      TOTAL LONG TERM LIABILITIES                                     2,919,564
                                                                   ------------

          TOTAL LIABILITIES                                           5,922,674
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Common stock:  par value, $.01 per share, authorized
    20,000,000 shares; outstanding 11,256,999                           112,570
Additional paid-in capital                                           13,790,979
Accumulated deficit                                                  (3,887,720)
                                                                   ------------
                                                                     10,015,829

Less treasury stock (150 shares)                                           (337)
                                                                   ------------

TOTAL STOCKHOLDERS' EQUITY                                           10,015,492
                                                                   ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 15,938,166
                                                                   ============

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)



                                                  -----------    -----------
                                                     1996           1995
                                                  -----------    -----------
=============================================
                   SALES                          $ 4,213,310    $ 3,337,772
=============================================
Cost of Sales                                       3,262,673      2,673,214
                                                  -----------    -----------

Gross Income                                          950,637        664,558

Selling, General and Administrative Expenses          740,935        545,331
                                                  -----------    -----------

Operating Income                                      209,702        119,227
                                                  -----------    -----------
Other Income (Expense)
    Interest Income (Expense)                        (126,345)      (100,649)
    Other Income (Expense)                             10,106          8,146
                                                  -----------    -----------
                                                     (116,239)       (92,503)
                                                  -----------    -----------

Income (loss) from Continuing Operations Before
    Income Taxes                                       93,463         26,724

Provision for Income Tax                                    0              0
                                                  -----------    -----------


=============================================
                 NET INCOME                       $    93,463    $    26,724
=============================================     ===========    ===========

Weighted Average Number of Common Shares
  Outstanding                                       8,081,181      7,409,677

Income Per Share                                  $      0.01            Nil
                                                  ===========    ===========

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                   -----------    -----------
                                                      1996           1995
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                                      $    93,212    $    26,826
   Adjustments to Reconcile Net Income
   Provided by Operating Activities:
   Depreciation and Amortization                       288,828        235,547
   Allowance for Doubtful Accounts                     (22,089)             0
   Expenses Paid Through Issuance of Stock              50,800              0
   Debt Paid Through Issuance of Stock                  46,666              0
Changes in Assets & Liabilities:
    Accounts Receivable (Increase)                    (510,716)      (183,424)
    Inventory (Increase)                              (350,908)      (236,795)
    Prepaid Exp & Other Assets (Increase)              (88,405)      (382,159)
    Accounts Payable - Increase (Decrease)            (513,171)       362,555
    Accrued Liabilities Increase (Decrease)            273,323         48,510
    Customer Advances Increase (Decrease)               71,260              0
                                                   -----------    -----------
Net Cash used by Operating Activities                 (661,200)      (128,940)

CASH FLOW FROM INVESTING ACTIVITIES
  Sale of Property, Plant & Equipment (Purchase)      (123,634)      (713,474)
   Intangibles                                               0       (250,000)
   Leasehold Improvements                              (35,094)             0
   Construction in Progress                           (143,824)             0
                                                   -----------    -----------
Net Cash used in Investing Activities                 (302,552)      (963,474)

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank Overdraft                                            0        (27,745)
   Repayment of Debt                                  (716,747)       (55,399)
   New Borrowing                                       377,189      1,175,000
   Sale of Capital Stock                             1,243,976         83,634
    Increase Capital Lease Obligations                  10,978         (1,223)
                                                   -----------    -----------
Net Cash Provided by Financing Activities              915,396      1,174,267
                                                   -----------    -----------
Net Increase (Decrease) in Cash                        (48,356)        81,853

Cash Balance - Beginning                               206,075              0
                                                   -----------    -----------
Cash Balance - Ending                              $   157,719    $    81,853
                                                   ===========    ===========

                              LUNN INDUSTRIES, INC.
                                 AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              CONDENSED STATEMENTS



NOTE 1 - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The information contained in the condensed consolidated financial statements for the period ended March 31, 1996 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. Those financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent Annual Report on Form 10-KSB.

     The unaudited results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.



NOTE 2  -  STOCK OFFERING

     On March 21, 1996, the Company sold 3.5 million shares of its common stock for $.40 per share in a private placement. Total proceeds, net of underwriting commissions and expenses were $1,244,000. The Company has used $581,000 of the proceeds to reduce its bank debt obligations, pay down a portion of the outstanding balance due to bridge lenders, and reduce its obligation to a shareholder. The balance has been applied toward working capital. In addition, during the first quarter of 1996, the Company issued 229,666 shares of its common stock to pay expenses and reduce debt valued at $97,000.

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

     The Company reported positive operating results for the first quarter of 1996. First quarter consolidated sales were $4.2 million, up 26% from $3.3 million in the first quarter of 1995. Net consolidated income was $93 thousand compared with $27 thousand, during the first quarter of 1994, an increase of 250%.

     Sales for the composite segment for the first quarter 1996 were $1.3 million, an increase of $556 thousand or 75%, compared to sales of $744 thousand for the comparable quarter of 1995. Aluminum honeycomb sales for the first quarter 1996 were $2.9 million, an increase of approximately $300 thousand or 12%, compared to $2.6 million for the comparable quarter of 1995.

     The increase in composite sales resulted from increasing military orders, as well as additional sales generated by the aluminum bonding business, up 32% during this quarter compared to the first quarter 1995. Honeycomb sales reflect a continuing recovery of aerospace and commercial aircraft market as well as non-aerospace business in transportation, construction and industrial applications.

     Backlog of customer orders increased during the first quarter to $15.7 million, an increase of $4.9 million or 44% compared to backlog of $10.8 million at the end of the first quarter 1995. Approximately $9 million or 56% of the backlog is anticipated to be released for shipments during the remaining three quarters of 1996.

     Consolidated Operating Income for the first quarter 1996 was $210 thousand, an increase of $91 thousand or 76%, compared to $119 thousand during the first quarter of 1995. First quarter operating income for the composite segment for 1996 was $14 thousand, compared to $12 thousand during the first quarter 1995. The aluminum honeycomb segment operating income was $196 thousand, an increase of $89 thousand or 83%, compared to $107 thousand during the first quarter of 1995. Improved consolidated operating income resulted from increased gross margin for 1996 of 23% compared to 20% for the comparable period in 1995.

     Interest expense for the first quarter 1996 was $126 thousand, an increase of $26 thousand over the comparable period in 1995. The increase resulted from higher interest rates charged by Gibraltar Corporation for a new $3.5 million credit facility which replaced the Company's previous line of credit with Fleet Bank on December 28, 1995. Higher interest expense also resulted from the Company's delay in repaying a bridge loan on December 7, 1995 which resulted in an increase in the interest rate to 4% per month. The bridge loan was subsequently repaid on March 21, 1996.

     Consolidated net income for the quarter ended March 31, 1996 was $93 thousand, an increase of $67 thousand or 250% compared to a profit of $27 thousand during the first quarter of 1995.

FINANCIAL CONDITION

     Net cash used by operations during the first three months of 1996 was $661 thousand compared to $129 thousand in the corresponding period of 1995. Net cash provided from operations in the first three months of 1996 was $93 thousand net income plus $364 thousand in non-cash items, offset by approximately $1.1 million in changes in assets and liabilities related to increase accounts receivable, inventory, other liabilities and a decrease in accounts payable. Net cash provided from operations in the first three months of 1995 was $27 thousand net income, offset by non-cash items of approximately $236 thousand and changes in assets and liabilities of $391 thousand.

     Net cash used in investing activities during 1996 was $303 thousand, comprised of $124 thousand utilized for the purchase of machinery and equipment and $179 thousand for leasehold improvements and construction in progress at the Company's Glen Cove, New York and Maryland facilities.

     Net cash provided by financing activities was approximately $900 thousand, comprised of $1.6 million from the sale of common stock and new borrowing and the use of $700 thousand to repay Fleet Bank, the bridge lenders and reduce its obligation to a shareholder.

     On March 21, 1996, the Company sold 3.5 million shares of its common stock for $.40 per share in a private placement. Total proceeds, net of underwriting commissions and expenses were $1,244,000. The Company has used $581,000 of the proceeds to reduce its bank debt obligations, pay down a portion of the outstanding balance due to bridge lenders, and reduce its obligation to a shareholder. The balance has been applied toward working capital. In addition, during the first quarter of 1996, the Company issued 229,666 shares of its common stock to pay expenses and reduce debt valued at $97 thousand.

     The Company believes that the improved cash flow from operations and funds available under its credit facilities as amended, will be sufficient to meet its working capital requirements for the foreseeable future.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports



(b)  Reports on Form 8-K.

     None








          THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                        LUNN INDUSTRIES, INC.


                                    By: /s/ Lawrence Schwartz
                                        -------------------------
                                        Lawrence Schwartz
                                        Vice President, Secretary and Treasurer
                                        (Chief Accounting Officer)


                                        Dated:    May 10, 1996

                                Index of Exhibits

Exhibit   Description                                                       Page
- -------   -----------                                                       ----

10.1      Engagement letter dated February 21, 1996 between the              12
          Company and J.E. Sheehan & Co., Inc. for the placement of
          3.5 million shares of the Company's common stock in a private placement.

10.2      Warrant dated March 21, 1996 for right to purchase 175,000         16
          shares of the Company's common stock at $.40 per share, issued to J.E. Sheehan & Co., Inc. for fee related to the private placement of the Company's common stock.

10.3      Form of Subscription Agreement dated March 21, 1996 for            25
          private placement of 3.5 million shares of the Company's common stock at $.40 per share.