Form 10QSB/A
period 1996-03-31
LUNN INDUSTRIES INC /DE/
filed 1996-07-12
CIK 60911

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                                  Amendment 1
(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

         Yes ________      No     X

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                       LUNN INDUSTRIES, INC.


                                  By:  s/ Lawrence Schwartz
                                       Lawrence Schwartz
                                       Vice President, Secretary and Treasurer
                                       (Chief Accounting Officer)


                                       Dated:   July 1, 1996

                               Index of Exhibits

Exhibit           Description                                           Page
- -------           -----------                                           ----
27                Financial Data Schedule                                 4