Form 10QSB
period 1996-06-30
LUNN INDUSTRIES INC /DE/
filed 1996-08-14
CIK 60911

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1996

___      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from____________________________________
         to________________________________

                    Commission File number 0-1298

                        LUNN INDUSTRIES, INC.
        (Exact name of Registrant as specified in its charter)


               Delaware                                 11-1581582
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)                Identification No.)

             1 Garvies Point Road, Glen Cove, New York 11542-2828
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code: (516) 671-9000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The aggregate number of shares of Common Stock outstanding as of August 6, 1996 was 11,391,999.

Transitional Small Business Disclosure Format (check one)
         Yes ________      No     X

                                    PART I
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS


                     LUNN INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                                 JUNE 30, 1996

                                    ASSETS

                                                                 June 30,
                                                                   1996
                                                                (unaudited)

CURRENT ASSETS
  Cash and cash equivalent                                        $85,046
  Accounts Receivable - trade, less allowance for doubtful
     accounts of $67,857                                        3,422,471
  Inventories                                                   4,741,840
  Prepaid expense and other current assets                        408,940

     TOTAL CURRENT ASSETS                                       8,658,297


PROPERTY AND EQUIPMENT
  Net of Accumulated Depreciation of $4,151,563                 7,457,927
  Other Assets:
  Security deposits and other assets                              114,834
  Intangible assets - net                                         453,741
  Total other assets                                              568,575

        TOTAL ASSETS                                          $16,684,799

                     LUNN INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                                 JUNE 30, 1996

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 JUNE 30,
                                                                   1996
                                                                (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                      1,269,261

  Accrued liabilities                                           1,024,410
  Accrued income taxes                                             23,677
  Notes payable                                                   833,250
  Capital lease obligations                                         8,140

      TOTAL CURRENT LIABILITIES                                 3,158,738

LONG-TERM LIABILITIES:
  Notes Payable                                                 3,246,089
  Capital Lease Obligations                                        12,615

      TOTAL LONG TERM LIABILITIES                               3,258,704

          TOTAL LIABILITIES                                     6,417,442

STOCKHOLDERS' EQUITY:
  Common stock:  par value, $.01 per share, authorized            113,470
    20,000,000 shares; outstanding 11,346,999
Additional paid-in capital                                     13,840,328
Accumulated deficit                                            (3,686,104)
                                                               10,267,694

Less treasury stock (150 shares)                                     (337)

TOTAL STOCKHOLDERS' EQUITY                                     10,267,357

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $16,684,799

                    LUNN INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   UNAUDITED


                                  Three Months Ended      Six Months Ended
                                       June 30,                June 30,


                                 1996        1995        1996     1995

           NET SALES          $4,641,694  $3,806,937  $8,855,004  $7,144,709

Cost of Sales                 3,679,946   2,990,820   6,942,619   5,664,034

Gross Profit (Loss)             961,748     816,117   1,912,385   1,480,675

Selling, General and
  Administrative Expenses       653,850     538,584   1,394,785   1,083,915

Operating Income                307,898     277,533     517,600     396,760

Other Income (Expense)
   Interest Income (Expense)   (121,376)   (111,439)   (247,721)   (212,088)

   Other Income (Expense)        14,844      12,443      24,950      20,589
                               (106,532)    (98,996)   (222,771)   (191,499)

Income (loss) from Continuing
  Operations Before Income
  Taxes                         201,366     178,537     294,829     205,261

Provision for Income Tax              0           0           0           0


            NET INCOME         $201,366    $178,537    $294,829    $205,261

Weighted Average Number
  of Shares                  13,218,710   7,357,519   9,912,769   7,251,927

Income Per Share
  Ordinary                        $0.02       $0.02       $0.03       $0.03
  Extraordinary                   -           -
                                  $0.02       $0.02       $0.03       $0.03

Dividends                        None        None        None        None

                     LUNN INDUSTRIES, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                       1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                         $294,828      $205,261
   Adjustments to Reconcile Net Income
   Provided by Operating Activities:
   Depreciation and Amortization                       561,717       504,696
   Allowance for Doubtful Accounts                     (57,149)            0
   Expenses Paid Through Issuance of Stock              71,800             0
   Debt Paid Through Issuance of Stock                  46,666             0
Changes in Assets & Liabilities:
   Accounts Receivable (Increase)                   (1,099,901)     (897,621)
   Inventory (Increase)                               (635,899)     (356,158)
   Prepaid Exp & Other Assets (Increase)               (70,903)      (69,312)
   Accounts Payable - Increase (Decrease)             (360,109)      459,570
   Accrued Liabilities Increase (Decrease)             256,128       298,449
   Customer Advances Increase (Decrease)               103,021        18,000
Net Cash (Used) Provided by Operating Activities      (889,801)      162,885

CASH FLOW FROM INVESTING ACTIVITIES
  Sale of Property, Plant & Equipment (Purchase)      (244,618)     (842,816)
   Intangibles                                               0      (528,515)
   Leasehold Improvements                              (35,094)            0
   Construction in Progress                           (223,301)            0
Net Cash used in Investing Activities                 (503,013)    (1,371,331)


CASH FLOWS FROM FINANCING ACTIVITIES
   Bank Overdraft                                        -             9,058
   Repayment of Debt                                  (858,830)     (101,469)
   New Borrowing                                       850,015     1,175,000
   Sale of Capital Stock                             1,273,225       127,080
    Increase Capital Lease Obligations                   7,375        (1,223)
Net Cash Provided by Financing Activities            1,271,785     1,208,446

Net Increase (Decrease) in Cash                       (121,029)            0

Cash Balance - Beginning                               206,075             0
Cash Balance - Ending                                  $85,046            $0

                             LUNN INDUSTRIES, INC.
                                AND SUBSIDIARY


                             NOTES TO CONSOLIDATED
                             CONDENSED STATEMENTS



NOTE 1 -  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The information contained in the condensed consolidated financial statements for the period ended June 30, 1996 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. Those financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent Annual Report on Form 10-KSB.

         The unaudited results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.





NOTE 2  - STOCK OFFERING

          On March 21, 1996, the Company sold 3.5 million shares of its common stock for $.40 per share in a private placement. Total proceeds, net of underwriting, commissions and expenses were $1,244,000. The Company has used $581,000 of the proceeds to reduce its bank debt obligations, pay down a portion of the outstanding balance due to bridge lenders, and reduce its obligation to a shareholder. The balance has been applied toward working capital. In addition, during the first quarter of 1996, the Company issued 229,666 shares of its common stock to pay expenses and reduce debt valued at $97,000.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


The Company reported profitable operating results for the second quarter ended June 30, 1996. This marks the sixth consecutive quarter the Company has reported profitable results. Consolidated sales during the second quarter were $4.6 million compared to $3.8 million in the second quarter of 1995, an increase of 21%. Consolidated sales for the first six months of 1996 were $8.9 million compared to $7.1 million in 1995, an increase of 25%. Quarterly and six month sales increases were reflected across all business segments of the Company. Sales for the aluminum honeycomb segment for the second quarter and first six months of 1996 increased to $3.1 and $6.1 million, respectively, compared to $2.6 and $5.2 million, respectively during similar periods in 1995. Increased honeycomb sales resulted from a number of factors, including increased commercial aircraft manufacturing, increased foreign sales to Asian customers, improved lead times resulting from a new program to provide small quantity overnight deliveries, and the general availability of substantially increased backlog released for shipments during this period compared to previous periods. Sales for the composite segment for the second quarter and first six months of 1996 increased to $1.5 and $2.8 million, respectively compared to $1.2 and 2.0 million, for 1995. Improved composite sales resulted from increased military orders for composite fuel tanks, and steadily improving bonded assembly shipments to both military and commercial aircraft manufacturers. In addition, first and second quarter results for 1995 were impacted by the relocation and consolidation of the Company's composite businesses from Wyandanch, New York and Newtown, Connecticut to Glen Cove, New York at the beginning of 1995.

         The backlog of customer orders as of June 30, 1996 was approximately $16.9 million, an increase of $5.3 million or 46% compared to a backlog of $11.6 million at the end of the second quarter 1995. Approximately $7.9 million or 47% of the backlog is anticipated to be released for shipments during the second half of 1996.

         Consolidated operating income for the second quarter 1996 was $308 thousand, compared to $278 thousand in the second quarter of 1995, an increase of 11%. Consolidated operating income for the first six months of 1996 was $518 thousand, compared to $397 thousand in 1995, an increase of 30.5%. The improvement in operating income resulted entirely from improved operating results to the aluminum honeycomb segment. Operating income for the honeycomb segment for the second quarter and first six months of 1996 increased to $292 thousand and $488 thousand, respectively, compared to $225 and $333 thousand during similar periods in 1995. These year-to-year increases were offset by the composite segment where operating income for the second quarter and first six months of 1996, decreased to $16 and $30 thousand, compared to $52 and $64 thousand during similar periods in 1995. The overall improvement in consolidated operating income for 1996 resulted from a higher sales and a slight (22% vs. 21%) increase in gross margin due primarily to reduced factory overhead expenses. Selling, marketing and administrative expenses as a percentage of revenue for the second quarter and first six months of 1996 remained at approximately the same level for the similar period in 1995. The decline in composite segment operating income resulted from losses sustained on two government orders where margins fell below desired levels. These orders have now been completed. Composite backlog and shipments for the remainder of 1996 have been analyzed to insure higher margins.

         Consolidated net income for the second quarter 1996 was $201 thousand, compared to $179 thousand in the second quarter of 1995, an increase of 12%. Consolidated net income for the first six months of 1996 was $295 thousand, compared to $205 thousand in 1995, an increase of 44%. Other non-operating expenses declined in 1996 compared to last year. This decline was offset by a slight increase in interest expense due to higher revolving loan borrowing.



FINANCIAL CONDITION


         Net cash used by operations during the first six months of 1996 was $890 thousand compared to $163 thousand generated in the corresponding period of 1995. Net cash provided from operations in the first six months of 1996 was $295 thousand net income plus $623 thousand in non-cash items, offset by approximately $1.8 million in changes in assets and liabilities related to increase accounts receivable, inventory, other liabilities and a decrease in accounts payable. Net cash provided from operations in the first six months of 1995 was $205 thousand net income, offset for non-cash items of approximately $505 thousand and changes in assets and liabilities of $547 thousand.

         Net cash used in investing activities during 1996 was $503 thousand, comprised of $245 thousand utilized for the purchase of machinery and equipment and $258 thousand for leasehold improvements and construction in progress at the Company's Glen Cove, New York and Maryland facilities.

         Net cash provided by financing activities was approximately $1.3 million. This was comprised of $2.1 million from the sale of common stock and new borrowing on the existing revolving line of credit, offset by the use of $800 thousand to repay Fleet Bank, the bridge lenders, reduce its obligation to a shareholder and other loan obligations.

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

         The Company believes that cash flow from future operations and funds available under its credit facilities as amended, will be sufficient to meet its working capital requirements for the foreseeable future. The Company, based on operating results and continued improvements in backlog, is exploring increases in its existing credit facility with its primary lender.

                     PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports

(a)      Exhibits

         None

(b)      Reports on Form 8-K.

         None












         THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                             LUNN INDUSTRIES, INC.



                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                   LUNN INDUSTRIES, INC.


                                   Dated:   August 8, 1996





                                   By:          s/  Lawrence Schwartz
                                        ----------------------------------------
                                                  Lawrence Schwartz
                                        Vice President, Secretary and Treasurer
                                               (Chief Accounting Officer)