Form 10QSB
period 1996-09-30
LUNN INDUSTRIES INC /DE/
filed 1996-11-14
CIK 60911

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    ---   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: September 30, 1996

    --- TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to __________

                          Commission File number 0-1298

                              LUNN INDUSTRIES INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     11-1581582
   ----------------------------                         ---------------
   (State or other jurisdiction of incorporation        (Federal Employer
    or organization)                                    Identification No.)

    1 Garvies Point Road, Glen Cove, New York           11542-2828
    -----------------------------------------           ----------
    (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number including area code: (516) 671-9000

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES [X] NO [ ]

    The aggregate number of shares of Common Stock outstanding as of November 11, 1996 was 11,396,999

    Transitional Small Business Disclosure Format (check one)

          Yes ___ No  X

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1996

================================================================================
                                     ASSETS
================================================================================
                                                                  Sept. 30,
                                                                     1996
                                                                 (unaudited)
================================================================================

CURRENT ASSETS
  Cash and cash equivalent                                       $     7,281
  Accounts Receivable - trade, less allowance
     for doubtful accounts of $211,379                             3,391,196
  Inventories                                                      4,768,180
  Prepaid expense and other current assets                           478,922
                                                                 -----------
     TOTAL CURRENT ASSETS                                          8,645,579
                                                                 -----------

PROPERTY AND EQUIPMENT - Net of Accumulated
  Depreciation of $4,472,297                                       7,789,188
                                                                 -----------
  Other Assets:
  Security deposits and other assets                                 114,834
  Intangible assets - net                                            437,928
                                                                 -----------
  Total other assets                                                 552,762

        TOTAL ASSETS                                             $16,987,529
                                                                 ===========

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1996

================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
================================================================================
                                                                     SEPT. 30
                                                                       1996
                                                                    (unaudited)
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                            1,293,382
  Accrued liabilities                                                   958,249
  Accrued income taxes                                                    3,774
  Notes payable                                                         820,250
  Capital lease obligations                                              90,085
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                       3,165,740
                                                                   ------------
LONG-TERM LIABILITIES:
  Notes Payable                                                       3,202,664
  Capital Lease Obligations                                             154,947

      TOTAL LONG TERM LIABILITIES                                     3,357,611
                                                                   ------------

          TOTAL LIABILITIES                                           6,523,351
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Common stock:  par value, $.01 per share, authorized                  113,970
    30,000,000 shares and Preferred stock:  par value $. 01 per share, authorized 1,000,000.  Outstanding 11,396,999,
    common stock
Additional paid-in capital                                           13,860,953
Accumulated deficit                                                  (3,510,408)
                                                                   ------------
                                                                     10,464,515

Less treasury stock (150 shares)                                           (337)
                                                                   ------------

TOTAL STOCKHOLDERS' EQUITY                                           10,464,178
                                                                   ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 16,987,529
                                                                   ============

                     LUNN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                    UNAUDITED

                                                         ---------------------------------------------------------------
                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                         ===============================================================

                                                         ---------------------------------------------------------------
                                                              1996             1995            1996             1995
                                                         ---------------------------------------------------------------
               NET SALES                                     4,508,480        3,547,439      13,363,484       10,697,076

Cost of Sales                                                3,473,256        3,022,257      10,415,876        8,573,311
                                                          ------------     ------------    ------------     ------------
Gross Profit (Loss)                                          1,035,224          525,182       2,947,608        2,123,765

Selling, General and Administrative Expenses                   720,124          442,928       2,114,909        1,637,668
                                                          ------------     ------------    ------------     ------------
Operating Income                                               315,100           82,254         832,699          486,097

Other Income (Expense)
   Interest Income (Expense)                                  (126,319)        (116,166)       (374,040)        (330,376)
   Other Income (Expense)                                      (13,085)         110,165          11,865          130,755
                                                          ------------     ------------    ------------     ------------
                                                              (139,404)          (6,001)       (362,175)        (199,621)
                                                          ------------     ------------    ------------     ------------
Income (loss) from Continuing Operations Before
   Income Taxes, Discontinued Operations,
   Extraordinary Items and Change of Accounting
   Principal                                                   175,696           76,253         470,524          286,476

Benefit from (Provisioning for) Income Tax                           0                0               0                0
                                                          ------------     ------------    ------------     ------------
               NET INCOME                                 $    175,696     $     76,253    $    470,524     $    286,476
                                                          ============     ============    ============     ============

Weighted Average Number of Common Shares                    13,159,823        7,654,630       9,974,298        7,479,837
   and Common Equivalent Shares Outstanding

Income (Loss) Per Common Share                            $       0.01     $       0.01    $       0.05     $       0.04

Dividends                                                         None             None            None             None

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                         1996           1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                        $   470,524    $   286,476
   Adjustments to Reconcile Net Income
   Provided by Operating Activities:
   Depreciation and Amortization                         898,264        776,446
   Allowance for Doubtful Accounts                        86,373              0
   Expenses Paid Through Issuance of Stock                71,800              0
   Debt Paid Through Issuance of Stock                    46,666              0
Changes in Assets & Liabilities:
    Accounts Receivable (Increase)                    (1,212,148)      (720,161)
    Inventory (Increase)                                (662,239)      (432,193)
    Prepaid Exp & Other Assets (Increase)               (140,885)       (21,064)
    Accounts Payable - Increase (Decrease)              (335,988)       402,714
    Accrued Liabilities Increase (Decrease)              156,000       (344,316)
    Customer Advances Increase (Decrease)                117,085              0
                                                     -----------    -----------
Net Cash (Used) Provided by Operating Activities        (504,548)       (52,098)

CASH FLOW FROM INVESTING ACTIVITIES
   Sale of Property, Plant & Equipment (Purchase)       (586,431)    (1,052,244)
   Intangibles                                                 0       (549,565)
   Proceeds from Disposal of Property & Equipment              0        173,900
   Leasehold Improvements                                (32,194)             0
   Construction in Progress                             (536,383)             0
                                                     -----------    -----------
Net Cash used in Investing Activities                 (1,155,008)    (1,427,909)

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank Overdraft                                           --           (8,417)
   Repayment of Debt                                    (990,889)      (137,513)
   New Borrowing                                         925,649      1,475,000
   Sale of Capital Stock                               1,294,350        152,975
    Increase Capital Lease Obligations                   231,652         (2,038)
                                                     -----------    -----------
Net Cash Provided by Financing Activities              1,460,762      1,480,007

Net Increase (Decrease) in Cash                         (198,794)             0

Cash Balance - Beginning                                 206,075              0
                                                     -----------    -----------
Cash Balance - Ending                                $     7,281    $         0
                                                     ===========    ===========

                              LUNN INDUSTRIES, INC.
                                 AND SUBSIDIARY

                              NOTES TO CONSOLIDATED
                              CONDENSED STATEMENTS

NOTE 1 -  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The information contained in the condensed consolidated financial statements for the period ended September 30, 1996 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. Those financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent Annual Report on Form 10-KSB.

         The unaudited results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                  OPERATION

         The Company reported profitable operating results for the third quarter ended September 30, 1996, marking the seventh consecutive quarter the Company has reported profitable results. Consolidated sales during the third quarter of 1996 increased 25% to $4.5 million compared to $3.6 million in the third quarter of 1995. Consolidated sales for the first nine months of 1996 were $13.4 million compared to $10.7 million in 1995, a similar increase of 25%.

         Sales for the aluminum honeycomb segment for the third quarter and the first nine months of 1996 increased to $2.8 and $8.9 million, respectively, compared to $2.2 and $7.5 million during similar periods in 1995. Honeycomb sales increases resulted from the accelerating demand for aluminum, nomex and phosphoric acid anodized (PAA) honeycomb for both commercial and military aircraft applications. Additionally, demand for value-added special process and advanced machining detailed parts increased as major aircraft manufacturers continued to ramp-up production rates and increase off-loading of major assembly and sub-assembly manufacturing.

         Sales for the composite segment for the third quarter and first nine months of 1996 increased to $1.7 and $4.5 million respectively, compared to $1.3 and $3.2 million for 1995. The increase in composite sales resulted from increased military orders for composite fuel cells, mast fairings and major structural components for submarines, including those required for the latest class of submarines, the Seawolf. Increased composite sales also resulted from increased orders for commercial and military aircraft bonded assemblies. In addition, nine months operations results for 1995 were negatively impacted by the relocation and consolidation of the Company's composite businesses from Wyandanch, New York and Newtown, Connecticut to Glen Cove, New York at the beginning of 1995.

         The backlog of customer orders as of September 30, 1996 was approximately $19.6 million, an increase of $6.6 million or 51% compared to backlog of $13.0 million at the end of the third quarter of 1995. Approximately $10.7 million or 55% of the backlog is released for shipment during the last quarter of 1996 and 12 months of 1997.

         Consolidated operating income for the third quarter 1996 rose approximately 284% to $315 thousand compared to $82 thousand in the third quarter of 1995. Consolidated operating income for the first nine months of 1996 rose 71% to $833 thousand compared to $486 thousand for the comparable period of 1995. Improvement in operating income resulted from the combination of several factors, including increased honeycomb and composite sales, favorable value-added product mix and the steady improvement of gross margin to 22% during the first nine months of 1996 versus 19.9% during a similar period in 1995.

         Third quarter 1996 operating income for the honeycomb segment rose 207% to $175 thousand compared to $57 thousand in the third quarter 1995. Operating income for the first nine months of 1996 rose 67% to $663 thousand compared to $397 thousand for the comparable period of 1995. Improvement in the honeycomb segment operating income resulted from increased sales and improved gross margins, 22.6% in the first nine months of 1996 versus 18.5% during a similar period in 1995.

         Third quarter 1996 operating income for the composite segment rose 454% to $140 thousand compared to $25 thousand in the third quarter 1995. Operating income for the first nine months of 1996 rose 90% to $170 thousand compared to $89 thousand for the comparable period of 1995. Improvement in the composite segment operating income for 1996 resulted from higher sales as well as reduced SG&A expenses, 17.2% of sales in the first nine months of 1996 compared to a 20.1% during a similar period in 1995.

         Consolidated net income for the third quarter 1996 was $176 thousand compared to $76 thousand in the third quarter of 1995, an increase of 131%. Consolidated net income for the first nine months of 1996 was $471 thousand compared to $286 thousand for the comparable period of 1995, an increase of 64%. Interest expense for the third quarter and first nine months of 1996 increased $10 thousand and $44 thousand, respectively, due primarily to the higher levels of borrowings needed to fund current operations. Other non-recurring income for 1996 decreased $119 thousand compared to 1995. This non-recurring income represented a reduction in liabilities.

FINANCIAL CONDITION and LIQUIDITY

         Net cash used in operating activities during the first nine months of 1996 was $505 thousand compared to $52 thousand used in the corresponding period of 1995. This was comprised of $471 thousand net income, plus $1.1 million in non-cash items, offset by approximately $2.1 million changes in assets and liabilities related to increased accounts receivable, inventory, other assets, and accrued liabilities, and a decrease in accounts payable. Net cash used in operating activities during the first nine months of 1995 was $52 thousand; comprised of $286 thousand net income plus non-cash items of approximately $776 thousand offset by changes in assets and liabilities of $1.1 million.

         Net cash used in investing activities during 1996 was $1.2 million, comprised of approximately $600 thousand for the purchase of machinery and equipment and $600 thousand for leasehold improvements and construction in progress at the Company's New York and Maryland facilities.

         Net cash provided by financing activities was approximately $1.5 million. This was comprised of approximately $1.29 million from the sale of common stock, plus $1.16 million from the combination of increased borrowing on the existing revolving line of credit, and capital leases, offset by the use of approximately $1.0 million to repay certain outstanding loan obligations.

         On March 21, 1996, the Company sold 3.5 million shares of its common stock for $.40 per share in a private placement. Total proceeds, net of underwriting commissions and expenses were $1,244,000. The Company utilized approximately $580 thousand of proceeds to repay outstanding loan obligations to a bank, certain bridge lenders, and a single shareholder. The balance has been applied to working capital. In addition, during the first quarter of 1996, the Company issued 229,666 shares of its common stock to pay expenses and reduce debt.

         The Company, based on operating results and continued improvements in backlog, is actively working with a new lender to establish an improved credit facility prior to the end of 1996 with increased availability, reduced rates and provisions for future expansion. The Company believes cash flow from future operations and funds available under its new credit facilities will be sufficient to meet its working capital requirements for the foreseeable future.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

         Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

1. The U.S. Government is a significant customer of the Company representing
12.1 percent of its revenue. With the ever increasing pressure to reduce government spending, in addition to the world-wide political climate creating the environment of less visible military threats to the United States, the de-emphasis in military spending is expected to continue. This could potentially have a material adverse effect upon the future projects upon which the Company's backlog is based, and upon the programs that the Company is presently bidding.

2. The continued consolidation of many of the Company's commercial customers may have a downward effect upon pricing and further reduce the market of the Company's products. This could result in decreased profit margins.

3. The Company is presently negotiating an expanded credit facility to support increased backlog and increase planned shipment rates. There is no certainty that these discussions will result in a new credit facility, or that this credit facility will be available to the Company for the foreseeable future. Should an expanded credit facility not be available to the Company, the Company may not be able to generate sufficient funds internally or raise capital externally to support planned growth.

4. The Company should benefit from the growth in the commercial and general aviation markets. However, should this growth not reach the levels that are generally expected in the industry, this would adversely affect the growth projections of the Company.

5. The Company's ability to achieve its planned growth include increased competition for the Company's phosphoric acid anodized (PAA) honeycomb business in both commercial and military aviation applications with the addition of a newly qualified source approved by Boeing. On balance this action by Boeing should improve the market by adding increased stability to the supplier base at a time when demand is increasing at a rate that could outstrip prudently increased supply.

OUTLOOK  [See "Forward Looking Statements - Cautionary Factors"]


         Lunn Industries has recently completed a major turn-around program started in March 1994 to effectively recover profitability, establish two primary businesses, reduce the Company's dependence on military sales, broaden the Company's participation in new markets, and set the stage to resume meaningfully growth. The turnaround effort was begun and virtually completed during a period of time when the two major markets served by the Company, commercial aircraft and military, were in a period of extended decline. The Company undertook a program to mitigate the effect of these two markets and is now actively serving a number of major new markets including aerospace and space applications, transportation, construction, nuclear waste transportation and storage, and other commercial applications as well as continuing to serve the Company's traditional markets of commercial and general aviation, military aviation and military non-aviation niche applications.

         Starting in early 1996, the commercial aviation and general aviation markets, spurred primarily by Boeing, began a major period of growth projected to continue for several years into the future. The Company is well positioned and currently benefiting from the resurgence of this market, and has projected its growth plans in part on the continuation of growth in these markets. Both of Lunn's primary business operations benefit from the aviation markets, and any material change in these markets that would slow planned production rate increases could negatively impact Lunn's business.

         Although the Company, as noted above, has materially reduced its dependence on military and defense procurement, selected niche applications for military composite structures and bonded assemblies continue to be important to Lunn. The military and defense market has been in decline for over ten years, and there is little indication the situation will change materially in the near future. The Company has included continued niche military sales in its overall growth plans, but has deliberately projected flat to nominal growth for these areas in the near future.

         A noted exception to this situation involves military transport aircraft where the current administration has embarked on a major program to continue building the transportation base necessary to support rapid movement of military forces in the event of an emergency. Lunn's honeycomb operation is currently involved in several major programs to support production of these type aircraft, and growth plans for the operation project continued and increased participation in this market. Additionally, planning is currently underway to expand the honeycomb manufacturing facilities in Belcamp, Maryland to insure adequate capacity not only for planned growth in commercial and general aviation mentioned above, but also to support increased demand for honeycomb products for military aviation applications as well. Should there be material changes in the government's plans for military transport aircraft, Lunn's honeycomb business could be materially effected.

         In addition to the two market situations discussed above, Lunn has worked to increase its participation in commercial and military space and aerospace applications for both the honeycomb and composite operations. The Company anticipates demand for its products will continue to increase in this market as the demand for communications and infrastructure continues to grow. Risks related to this market generally tie into the overall economy, and to the extent the economy experiences recession and slowdown Lunn's business could be materially effected.

         The Company's outlook for the remainder of 1996 is positive with expectations for sales, operating income, net income and backlog all to be improved over 1995. Backlog of new orders (up 51% at the end of the third quarter) is projected to continue growing, approximately doubling by the end of 1996 to $28 to $30 million. Outlook for 1997, based on this increased backlog is for continuing improved sales and commensurate increases in operating and net income levels. Each of the risk factors discussed above could materially effect these projections, as could the Company's ability to adequately finance the growth required to realize the increased backlog and increased market demand. As noted previously, the Company is actively working to establish a new credit facility with increased availability to insure that sufficient working capital will be available on a timely basis to support the planned growth.

         Other risk factors that could effect the Company's ability to achieve its planned growth include increased competition for the Company's phosphoric acid anodized (PAA) honeycomb business in both commercial and military aviation applications with the addition of a newly qualified source approved by Boeing. On balance this action by Boeing should improve the market by adding increased stability to the supplier base at a time when demand is increasing at a rate that could outstrip prudently increased supply.

         Other competitive factors that could effect Lunn composites include low end, poorly facilitated composite manufacturers who have been allowed by the government to compete on existing niche military applications. To the extent that specifications and acceptance criteria are lowered appreciably to effectively achieve lower prices, Lunn could well be forced to by-pass certain business opportunities in the market.

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

         The Company held its Annual Shareholders Meeting on September 27, 1996. The following items were voted upon by the shareholders at the meeting:

         (1) To approve the various amendments to the Corporation's Certificate of Incorporation as set forth in this Definitive Proxy Statement.
                  Proposal No. 1 was approved.
                  Vote: For 5,435,249   Against 178,522   Abstain 8,260

         (2) To approve an increase in the total number of shares of all classes of stock that the Corporation shall have authority to issue to 31 million shares, of which 1 million shares shall be Preferred Stock, having a par value of $.01 per share ("Preferred Stock"), and 30 million shall be Common Stock, having a par value of $.01 per share ("Common Stock"). Proposal No. 2 was approved.
                  Vote: For 5,248,348   Against 344,654   Abstain 20,660

         (3) To elect five persons as Directors to hold office until their respective terms expire or until their respective successors are elected and qualified; All five nominees were reelected.
                  Vote: Alan Baldwin     For 7,323,095    Withheld 289,369
                        William Lewis    For 7,323,095    Withheld 289,369
                        John Menzel      For 7,307,727    Withheld 304,737
                        Warren Haber     For 7,323,095    Withheld 289,369
                        John Simon       For 7,383,095    Withheld 229,369

         (4) To approve an amendment to the Corporation's 1994 Stock Incentive Plan.
                  Proposal No. 4 was approved.
                  Vote: For 5,464,380   Against 460,089   Abstain 20,660

         (5) To ratify the selection by the Board of Directors of Coopers & Lybrand LLP. as the independent accountants to audit the Corporation's financial statements for 1996.
                  Proposal No. 5 was approved.
                  Vote: For 7,555,139   Against 0   Abstain 57,325

Item 6.           Exhibits and Reports

(a)      Exhibits

3.1 Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 31, 1996 and filed with this Report herein..

3.2      By-laws of the Company filed with this Report herein.

10.1 Amendment to the Company's 1994 Stock Incentive Plan adopted at the 1996 Annual Shareholders Meeting on September 27, 1996 filed with this Report herein.

(b)      Reports on Form 8-K.

         None

                              LUNN INDUSTRIES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                           LUNN INDUSTRIES, INC.

                                           Dated: November 12, 1996

                                           By: s/  Lawrence Schwartz
                                                   Lawrence Schwartz
                                                   Vice President, Secretary,
                                                   Treasurer and
                                                   Chief Accounting Officer

                                INDEX OF EXHIBITS

3.1 Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 31, 1996 and filed with this Report herein..

3.2      By-laws of the Company filed with this Report herein.

10.1 Amendment to the Company's 1994 Stock Incentive Plan adopted at the 1996 Annual Shareholders Meeting on September 27, 1996 filed with this Report herein.