Form 10KSB
period 1996-12-31
LUNN INDUSTRIES INC /DE/
filed 1997-04-14
CIK 60911

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

  x      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended:  December 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from____________________________________
         to________________________________.

                          Commission File Number 0-1298

                              LUNN INDUSTRIES, INC.
--------------------------------------------------------------------------------
                (Name of Registrant as specified in its charter)

          Delaware                                          11-1581582
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1 Garvies Point Road, Glen Cove, New York                   11542-2828
-----------------------------------------               -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (516) 671-9000
                                                        --------------------

Securities registered pursuant to Section 12(b) of the Act:     NONE
                                                           -----------------

Securities registered pursuant to Section 12(g) of the Act:  Common Stock
                                                           -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES [X]          NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock held by non-affiliates of Lunn Industries, Inc. based on the market price as quoted on The Nasdaq Stock Market on April 1, 1997 was $7,063,118.

The aggregate number of shares of Common Stock outstanding as of March 31, 1997 was 12,779,653.

Documents incorporated by reference to the Form 10-KSB: None

                                     Part I

Item 1. DESCRIPTION OF BUSINESS

         Lunn Industries, Inc., ("Lunn", the "Registrant" or the "Company") is a Delaware Corporation, originally incorporated in New York in 1948. Lunn Industries has two primary operating divisions, Lunn Composites and Alcore Inc., ("Alcore") a wholly-owned subsidiary. Lunn Composites produces a wide range of composite products, including metal bonded panels, composite assemblies which utilize honeycomb, high performance fiber and resin laminates and filament-wound assemblies. Alcore produces aluminum honeycomb, a lightweight cellular material composed of hexagonal cells with high strength-to-weight ratios. Alcore also provides value-added honeycomb, selling semi-finished parts to its customers.

         In January 1995, the Company purchased the assets of the metal bonding business of Limco Manufacturing Corporation, located in Glen Cove, New York, and relocated and consolidated the Company's fiber and resin laminated composite businesses from Newtown, Connecticut and Wyandanch, New York to the newly leased facilities containing the Lunn Composites business, including the metal bonded business in Glen Cove, New York.

         The Company's products are sold principally to commercial customers, both domestic and international, and to agencies of the United States Government. The Company's products are generally manufactured to customer's specifications.

PRODUCTS - MANUFACTURING

Lunn Composites

         Lunn Composites manufactures structures made of both fiber-reinforced plastics assembled into complex structures as well as a wide variety of metal bonded structures utilizing various core and skin materials. Lunn Composites has developed a number of specialized processes whereby layers of glass, graphite, Kevlar or other fibers are impregnated with specially selected polyester, epoxy or other resins. These processes enable Lunn Composites to manufacture products with unique properties such as high resistance to corrosion, complex contours, light-weight, high chemical and abrasion resistance, dimensional stability, high strength and high impact resistance. Lunn Composite's metal bonded composites are generally made to customer specifications and frequently employ customer provided tooling. Various alloy aluminum sheets are progressively processed through brake, shear, layout and routing, heat treatment, cleaning and acid anodizing operations to produce complex panels and skins that are autoclave-bonded into finished assemblies. Lunn Composites has been qualified by and is a licensee of Boeing Aircraft Company ("Boeing") to operate a phosphoric acid anodized ("PAA") clean line for all metal products.

         Typical applications of Lunn Composites' products are as follows:


Radar: Radomes, antenna housings, parabolic reflectors, antenna masts, antennas, and electronic cabinets.

Marine: Towed-array fairings, sonar buoys, submarine masts and mast fairings, pressure vessels, sonar domes and ship deck structures.

Advanced Composite Structures: Tank hull parts, fairings, ducts, and fuel tanks.

Aerospace & Aircraft: Solar panels, wing panels, floor panels, hatches, fairings, electronic cabinets, metal details, slats and other missile and aircraft assemblies.

Commercial: Spherical projection display screens and panels.

Alcore

         Alcore manufactures aluminum honeycomb products with a variety of strengths, densities, thicknesses, span lengths, core orientations and contoured shapes. The most prominent characteristics of the aluminum honeycomb products are high strength-to-weight ratio, fatigue resistance, energy absorption, sound dampening, heat exchange, radio frequency shielding, machinability, airflow directionalization and corrosion resistance. Alcore is recognized as having superior "node bond" adhesives which afford excellent honeycomb cell configuration due to the nature of the adhesive utilized and the manner in which it is applied. The above characteristics make this material ideal for the aerospace and aircraft industries, the preeminent market for Alcore products.

         Alcore's product line is broadly divided into two main segments: Block and Panel and value-added Special Processing or SP. All honeycomb products are produced by first manufacturing a block of non-expanded honeycomb material. The block is either sold as a full block or alternately sliced into various thicknesses depending on customer requirements. The slices may be sold to customers unexpanded or further processed into fully expanded honeycomb panels. The panels may then be sold to customers as complete panels or processed further into Special Processing Assemblies.

         The Block and Panel segment of the business consists of honeycomb products sold as either block, slice or expanded panel. This segment represents approximately 50% of Alcore's total business. The value-added Special Processing or SP segment of the business consists of honeycomb products that have been further processed by forming, rolling, routing, and cutting the aluminum core to customer specifications, as well as splicing several densities of core together to form a bonded core "blanket". These engineered parts are often shipped as ready-to-assemble kits. Special Processing represents approximately 50% of Alcore's total sales.

         One of the Company's most promising products is PAA-CORE(R), a phosphoric acid anodized honeycomb product. PAA-CORE(R) is a trademark of Alcore. PAA-CORE(R) was qualified by Boeing Aircraft on their BMS-4-4 specification in December 1994, and is the material of choice for all new metal bonded structures. The main characteristic of PAA-CORE(R) is its superior node bond durability in hostile environments due to the use of proprietary chemically treated aluminum foil, proprietary primers and proprietary node bond adhesives. This product sells at a premium to regular aluminum core. Currently PAA-CORE(R) represents an increasing percentage of Alcore's aluminum honeycomb sales, and is expected to continue growing in the future.

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

Sales - Customers

         Lunn's fiber-reinforced composite product sales represented approximately 22% of the Company's consolidated net sales in 1996. The Company sells fiber-reinforced composite products as both a prime contractor for agencies of the U. S. Government and as a subcontractor to holders of government contracts. The Company is a sole supplier of many of its fiber-reinforced composite products. Major customers of fiber reinforced composite products are the U. S. Government, Raytheon, General Dynamics (Electric Boat), United Defense, Northrop/Grumman/Vought and Lockheed Martin.

         Sales of Lunn's metal bonded composite product line, acquired in January, 1995, represented approximately 12% of Lunn's 1996 consolidated net sales. Metal bonded products are sold to major commercial aircraft original equipment manufacturers such as Boeing, Northrop/Grumman/Vought, Lockheed Martin, McDonnell Douglas and others.

         Honeycomb product sales represented approximately 66% of the Company's consolidated net sales in 1996. Major customers in the honeycomb segment include such aerospace companies as Boeing, McDonnell Douglas, Lockheed Martin, Rohr, Vought (Northrop Grumman), Gulfstream, and Hispano Suiza of France. Major industrial and transportation customers include DAW Technologies and Metalmart, Inc.

         Aerospace and aircraft business represented approximately 59% of 1996 consolidated sales compared to 55% in 1995. Industrial, transportation and construction business increased to approximately 18% of total sales in 1996, compared to 16% in 1995.

Military business continued to decline as a percentage of total sales in 1996, falling to 23% compared to 29% in 1995. Aerospace and aircraft are projected to represent an increasing share of total Company sales in future years due to continued growth in the demand for new aircraft and the resultant demand for increased quantities of honeycomb and metal bond products. Industrial, transportation and construction uses are also expected to represent increasing percentages of Company sales due primarily to continued diversification of honeycomb sales into these markets.

         The backlog as of December 31, 1996 was $28.1 million (subsequently increased to $29.5 million at March 31,1997) compared to $13.6 million as of the end of 1995. Approximately $13.1 million (46.7%) of the backlog at the end of the year is scheduled to be released for shipment during fiscal 1997.

         In 1996 and 1995, the Company had one customer, the U.S. Government, which represented greater than 10% of the Company's sales. Sales to the U.S. Government were approximately $2.3 million (12.7%) and $1.8 million (12.1%) in 1996 and 1995, respectively.

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

         Much of the Company's business is obtained through competitive bidding. The Company advertises in Thomas' Register, through direct mailings and by participation in industry trade shows and seminars. Additionally, the Company invests substantial resources to maintain customer qualifications and certifications and thereby insure active bidder's list participation and receipt of all pertinent RFQ's (requests for quotation). Honeycomb products are sold domestically by a direct sales force and internationally by the direct sales force as well as agents or distributors.

         The Company believes that Alcore is the second largest producer of aluminum honeycomb products in the world and has the broadest product line. Domestically Alcore competes with Hexcel, the largest worldwide producer of all types of honeycomb, as well as Plascore. Internationally, Alcore competes primarily with Hexcel. Alcore's PAA-CORE(R) technology with its improved node bond strength and resistance to corrosion is anticipated to enable the Company to compete more broadly and expand its served available market to include applications dominated previously by non-metallic honeycomb materials such as Nomex(R). During 1996, Alcore expanded its business in Nomex(R) special processing, and entered into a long-term preferred price agreement with a leading producer of Nomex(R).

         The Company's composite business, both metal bond and fiber reinforced resin, competes with a number of different companies who have substantially greater resources than the Company. Notwithstanding, the Company has positioned itself in a number of "niche" situations where the Company is essentially the vendor of choice and often sole source. The Company has excellent pattern and tooling capabilities, comprehensive engineering and fully integrated manufacturing resources that enable the Company to offer high quality complex composite products. The Company's metal bonded manufacturing line offers Boeing qualified and licensed PAA clean line facilities, heat treatment and aerospace qualified autoclave bonding capabilities comparable to those offered by 8 to 10 major competitors located throughout the United States.

Other

         The Company utilizes materials in all of its manufacturing operations which are widely available from several sources, thus not posing any materially adverse restraints on its operations in the event of loss of any one of these suppliers. The primary exception to this statement concerns proprietary node bond adhesives and aluminum foil primers used in the manufacture of Alcore's PAA-CORE(R) aluminum honeycomb products. The Company has a supply agreement with Cytec (formerly American Cyanamid) for these materials on an exclusive basis through 2002. The agreement with Cytec also provides the Company be given formulations and know-how to be able to produce the adhesive and primer materials in the event Cytec discontinues their manufacture. The underlying patents for PAA-CORE(R) technology expired in 1994.

         Management believes expiration of the PAA patent will have marginal impact on the Company's proprietary position for PAA-CORE(R). PAA-CORE(R) technology consists of three specific components: the anodizing process itself covered by the patent; a proprietary primer material to coat the anodized foil; and finally, proprietary node bond adhesives to fabricate the honeycomb. As noted above, both the primer and the node bond adhesive materials are supplied exclusively to the Company by Cytec until the year 2002. Additionally, the anodizing process involves a number of trade secret process steps developed by the Company and Cytec over a 10 year period.

         The Company's honeycomb division, Alcore, completed a joint development program during 1996 with Showa Aircraft Company of Tokyo, Japan ("Showa"), to jointly qualify and supply a new PAA honeycomb core product, "FormGrid", for use in Boeing 767 wings slat products, to be produced and delivered during 1997 and beyond. First article production parts are in process (subsequently completed during the first quarter 1997), and production quantities will be delivered at increasing production rates during 1997 and beyond. Plans for additional joint activities with Showa are currently under discussion.

         Compliance with federal, state and local provisions which have been enacted to regulate the discharge of hazardous materials into the environment or relating to safety in the work place have not to date had a material adverse effect on the Company's business.

         The Company is not subject to material seasonal variations.

         As of December 31, 1996, 184 people were employed on a full-time basis by the Company. Manufacturing labor at the Company's composite facilities in

Glen Cove, New York is unionized. The Company believes its employee relations are good.

Research and Development

         The Company conducted no research and development in 1996; however, there are plans to expend funds in research and development in 1997.

Recent Developments

         On January 13,1995, the Company borrowed $360 thousand and issued a convertible note for repayment on or before January 13, 1997, with interest at 10% to be paid semi-annually in the form of shares of the common stock of the Company. Pursuant to an agreement between the Company and the note holder, it was agreed to reprice the conversion rate to the offering price of the March 21, 1996 private placement at $.40. The Note and accrued interest were converted into 945,000 shares of common stock during January, 1997.

Item 2. DESCRIPTION OF PROPERTY

The Company operates its business from three locations:

1. Glen Cove, New York - The Company has its corporate headquarters, as well as its metal bonding and composite manufacturing at this site. The Company signed a five year lease for this 93,000 square foot facility in January 1995 at an initial annual rental of $229,167, with incremental increases during the term of the lease, bringing the annual rental in the final year of $275,000. Additionally, the Company is responsible for the cost of real estate taxes and insurance related to this property. The Company may exercise an option to extend this lease for two additional five year terms at fair market value.

2. Belcamp, Maryland - The Company leases approximately 50,000 square feet in a recently constructed industrial building under a lease which expires in February 2002. The annual rental amounted to $213,000 in 1996 with escalations throughout the term of the lease to $254,000 in the lease's final year. Additionally, the Company is liable for any increases in real estate taxes over the initial base period. Alcore manufactures its aluminum honeycomb products at this site.

         On November 4, 1996, Alcore entered into a lease for 2,006 square feet providing additional office space at a second location in Belcamp, Maryland. The initial annual rental amounted to $18,977, with rent escalations throughout the term of the lease to $24,995 which expires in 2001. Additionally, Alcore is responsible for its proportionate share of operating expenses, insurance and taxes amounting to $5,095 per annum.

3. Jessup, Maryland - The Company leases approximately 43,000 square feet under a lease that expires in 2006. The annual rental is presently $176,498 increasing incrementally to $232,253 in the final year, plus real estate taxes and prorated operating expenses. Alcore produces aluminum honeycomb block at this plant.

Item 3. LEGAL PROCEEDINGS

Andrew J. Bobkowicz v. Lunn Industries, Inc. and Norfield Corporation

         A Demand for Arbitration was brought before the American Arbitration Association (the "Association"), 111 Founders Plaza, East Hartford, CT. 06108, by a former employee, Dr. Andrew Bobkowicz (the "Claimant"), under the terms of an employment agreement dated November 20, 1990 between the Claimant and Norfield Corporation ("Norfield"). A hearing was held on May 16 and 17, 1995 before an arbitrator selected by the Association. On August 2, 1995, the Arbitrator awarded Dr. Bobkowicz $85,516.00 plus costs and found the Company and Norfield jointly and severally liable thereof. On September 1, 1995, the Company filed a Motion to Vacate Arbitration Award in the Superior Court, Judicial District of Danbury, Connecticut. A hearing was held on the Motion on November 16, 1995. On October 11, 1995, the Company put Norfield on notice of its claim for indemnification under the terms of the Stock Purchase Agreement between the Company and Edwin F. Phelps, Jr. dated March 10, 1994, against Edwin F. Phelps, Jr. and Norfield. On May 7, 1996, the Court denied the Company's Motion to Vacate and confirmed the arbitration award and on June 26, 1996, judgement was rendered thereon. The Company has appealed the confirmation of the arbitration award and judgement to the Appellate Court of the State of Connecticut. Briefs have not yet been filed. Although the ultimate outcome of this matter remains uncertain the Company intends to vigorously defend this suit.

Diana Pisani Romaniello v. Lunn Industries, Inc. and Norfield Corporation

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

         On June 7, 1996, Norfield filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. On September 7, 1996, the District Court dismissed the suit against the Company and Norfield without prejudice to reopen, upon motion. On November 4, 1996, the Court denied the plaintiff's Motion to Reopen without prejudice to renewal, upon the plaintiff receiving relief from stay from the bankruptcy court. The Company believes that the Plaintiff's claim is without merit, and although the ultimate outcome of this matter remains uncertain, the Company intends to vigorously defend this suit.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                                                         Bid Price ($)
                                                     High             Low

1996

First Quarter                                      $1.9375           $.625

Second Quarter                                     $2.00            $1.09375

Third Quarter                                      $1.4375           $.9375

Fourth Quarter                                     $1.375            $.6875

1995

First Quarter                                       $.8125           $.500

Second Quarter                                      $.6250           $.375

Third Quarter                                      $1.7500           $.375

Fourth Quarter                                     $1.4375           $.625


         The quarterly high and low quotations listed above were actual trades as quoted by The Nasdaq Stock Market, Inc. The Company's common stock trades on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the symbol "LUNN".

         The number of record holders of the Company's common shares as of March 31, 1997 was 1,056.

         The Company has never paid dividends on its common stock and is not expected to do so in the foreseeable future. Payment of dividends is restricted by the Company's bank financing agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

         During fiscal year 1996, management's attention shifted from turning the Company around to focusing on profitability in each of the core businesses and setting the stage for future growth based on: a) improving the Company's backlog; b) expanding its customer base; c) adding new technology and improved processes; d) improving cash flow; and e) insuring sufficient credit line availability to adequately finance anticipated growth during 1996 and beyond.

         Continuing the growth trend established during 1995, Company revenues for the year ended December 31, 1996 increased by $3.4 million or 23%, to $18.1 million compared to $14.7 million during 1995. The increase in revenue resulted from increased sales in both the composite and honeycomb segments of the Company's business.

         Composite product sales in 1996 were $6.1 million compared to $4.5 million in 1995, an increase of $1.6 million or 35%. The increase in sales resulted primarily from increased composite mast fairing and fuel tank shipments to the U.S. government as well as increased metal bonded assembly shipments to the aerospace and commercial aircraft markets. Other factors contributing to the increase included improved quote response times, addition of new customers and improved on-time deliveries.

         Honeycomb product sales in 1996 were $12.0 million compared to $10.2 million for 1995, an increase of $1.8 million or 18%. This increase is a reflection of the beginning of the recovery of the aerospace and commercial aircraft markets, further development of non-aerospace business in transportation, construction and industrial applications, as well as the broadening of Alcore's product line and capabilities.

         The backlog of customer orders as of December 31, 1996 increased to $28.1 million, a 107% gain, compared to $13.6 million as of December 31, 1995. The increase in backlog was attributed to expanded product line offerings, long-term contract pricing strategies, an increased market penetration utilizing the Company's PAA products and bonded structures capabilities. In addition, the Company has developed an excellent reputation in the market place and is now being solicited by an increased customer base.

         Consolidated gross profit for 1996 improved 50% to $4.3 million compared to $2.9 million for 1995, with corresponding improvement in gross margin to 24% of sales in 1996 compared to 20% of sales during 1995. The overall improvement was due to higher contribution margins obtained from the mix of products sold in both the honeycomb and composite/bonding business segments, and lower factory overhead costs in the composite/bonding business segment.

         Selling, General and Administrative expenses for 1996 were $3.1 million compared to $2.4 million for 1995, an increase of $700,000 or 29% attributable principally to increased sales and marketing and increased staffing to support a growing level of business. Selling, General and Administrative expenses as a percentage of revenue for 1996 and 1995 remained relatively consistent at approximately 17% in 1996 and 16% in 1995.

         Interest expense increased $93 thousand to $507 thousand in 1996, compared to $414 thousand in 1995. The increase resulted from expanded use of a

$3.5 million credit facility entered into with Gibraltar Corporation ("Gibraltar") in December 1995. During November 1996, the Company terminated its credit facility with Gibraltar and entered into a further expanded $6 million credit facility with First Union Bank of Maryland ("First Union") with a favorable 30-day LIBOR plus 250 basis point interest rate. On November 25, 1996, the Company entered into an agreement with First Union which fixed the interest rate of the first $3 million outstanding under the credit facility at 8.65% to protect against the risk of an increase in the LIBOR rate. (See Liquidity and Capital Resources.)

         Consolidated net income for the year ended December 31, 1996 was $652 thousand or $.06 per share (net of extraordinary loss of $152 thousand or $(.01) per share on the early extinguishment of the Gibraltar line of credit), compared to net income for 1995 of $1.1 million, or $.14 per share (of which $.11 per share represented an extraordinary gain of $796 thousand related to debt extinguishment with Fleet Bank as part of the Company's action to establish the Gibraltar credit facility on December 28, 1995).

         The Company has strengthened its honeycomb manufacturing organization and production process, increased its emphasis on value-added special process production, and initiated a program to acquire, expand and upgrade the honeycomb manufacturing facility in Belcamp, Maryland. On March 17, 1997, the Company agreed to purchase its Belcamp, Maryland facility. The purchase price for the building and property is $2.025 million. The Company is presently considering options to obtain financing for the purchase.

         The Lunn Composites Division completed upgrading its Boeing Aircraft certified phosphoric acid anodizing (PAA) clean line facility in Glen Cove, New York during the third quarter of 1996. Additionally, the Division has sharpened its focus on bonded panel composites for commercial aircraft, space applications (i.e., solar panels and other spacecraft composites) and other aerospace and commercial applications for 1997 and beyond. Traditional military composite structures of the type produced by Lunn in the past are anticipated to represent a declining share of the Division's business in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operations during 1996 was $143 thousand compared to $103 thousand provided in 1995. Net cash provided from operations in 1996 was comprised of $652 thousand net income plus approximately $1.8 million in non-cash items, consisting of depreciation and amortization, allowance for doubtful accounts, loss on extinguishment of debt, and stock issued to pay expenses and debt. This was offset by approximately $2.3 million of cash used in operations resulting from changes in assets and liabilities related to reduced accounts payable and increased accounts receivable, payroll and payroll-related costs and other accrued liabilities, and inventory. The approximate $1.2 million increase in accounts receivable was due to the increase in the 1996 fourth quarter sales over the same period in 1995. Inventory increased by approximately $660 thousand over the prior year directly as a result of increased backlog as of December 31, 1996. Net cash provided from operations in 1995 was comprised of approximately $1.1 million net income plus $400 thousand in non-cash items, offset by approximately $1.3 million of cash used in operations due to changes in assets and liabilities.

         Net cash used in investing activities during 1996 was approximately $2.4 million, with approximately $1.4 million utilized for the purchase of machinery and equipment and leasehold improvements at the Company's New York and Maryland facilities. Additionally, approximately $1.0 million net cash was used for the construction of tooling at the Maryland facility.

         Net cash provided by financing activities was approximately $2.1 million, comprised of approximately $1.3 million from sale of capital stock and $800,000 of proceeds from long-term debt net of repayments of notes payable and the Gibraltar Corp. credit facility.

         On March 21, 1996, the Company sold 3.5 million shares of its common stock for $.40 per share in a private placement. Total proceeds, net of underwriting commissions and expenses, were $1,244,000. The Company used $581,000 of the proceeds to reduce its bank debt obligation, pay down a portion of the outstanding balance due to bridge lenders, and to reduce its obligation to a shareholder. The balance was applied toward working capital. During the first quarter of 1996, the Company issued 229,666 shares of common stock to pay expenses and reduce debt valued at $97 thousand.

         On November 19, 1996, the Company entered into a two-year revolving credit facility with First Union. The credit facility allows for borrowings up to 85% of eligible accounts receivable plus 50% of eligible inventory, as defined, plus machinery and equipment (to be amortized over a five-year period), as defined, up to $6,000,000. Based on this formula, the Company had approximately $632 thousand available for additional borrowing under this credit facility as of December 31, 1996. Proceeds from this financing were used to repay the above-mentioned revolving line of credit and term loan of $3,424,290 and various notes payable of $398,558. As a result of this early extinguishment of debt, the Company recognized an extraordinary loss of $152,228, consisting of prepayment penalties and the expensing of unamortized deferred financing costs.

         On November 25, 1996, the Company entered into an agreement with First Union which fixed the interest rate of the first $3,000,000 outstanding under the credit facility at 8.65% to protect against the risk of an increase in the LIBOR rate.

         The Company believes it has sufficient capital resources to operate successfully over the next twelve months. The Company's operating plan for 1997 calls for capital improvements and enhancements to equipment and facilities located in New York and Maryland to support increased production, provide environmental process controls and continue to meet environmental compliance requirements. The Company believes that operating cash flow and depreciation will be sufficient to support its capital needs. However, should circumstances arise affecting cash flow or require additional capital expenditures beyond those anticipated by the Company, there can be no assurance that such funds will be available. [See "Forward Looking Statements - Cautionary Factors".]

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

         Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

         1. The U.S. Government is a significant customer of the Company representing 12.7 percent of its revenue. With the continuing pressure to reduce government spending, in addition to the world-wide political climate creating an environment of less visible military threats to the United States, the de-emphasis in military spending is expected to continue. This could potentially have a material adverse effect on future projects upon which the Company's backlog is based, and upon programs the Company is pursuing.

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

         3. The Company currently sells honeycomb and bonded panel products to the commercial aircraft industry. Future planning for the Company anticipates continuing increases in demand for these products over the next several years. To the extent these increases fail to materialize or fall significantly below projections, the Company's business could be materially affected.

Item 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements and schedules appear at the end of this Report after Item 13.

         THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name and Five Year Business Experience                                                                    Age
--------------------------------------                                                                    ---

Alan W. Baldwin                                                                                           60
Chairman of the Board and Chief Executive Officer of the Corporation
since March 1994.  Vice President of the Corporation from December
1993 to March 1994.  Independent consultant, January 1990 to March
1994.  Mr. Baldwin  was originally elected a director in 1993.

Lawrence Schwartz                                                                                         61
Secretary of the Company since 1994.  Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary and Controller of the Company, since
1990.

Edward Kiley                                                                                              46
President and General Manager of Alcore, Inc., a wholly owned subsidiary of the Company, since May 1996. From November 1993 to May 1996, Vice
President and General Manager of Alcore. Vice President and General Manager of
the Company from January 1993 through October 1993. Director of Sales and
Marketing of Hexcel Corporation from April 1978 through December 1992.

Warren H. Haber                                                                                           55
For more than 20 years, Chairman of the Board and Chief Executive
Officer of Founders Equity, Inc., Founders Management Services, Inc.,
and affiliates (collectively, "Founders") all private investment concerns engaged in identifying businesses for acquisition by companies in which the principal stockholders of Founders have a substantial equity interest and managing such businesses for such principal stockholders' accounts.
Since 1983, Chairman of the Board of Batteries Batteries, Inc.  Since
1993, Chairman of the Board and until August 1996, Chief Executive
Officer of HealthRite, Inc., a distributor and producer of vitamins, natural nutritional and dietary supplements, herbal based products, and weight-
loss products.  From 1986 through December 1992, Chairman of the
Board and Chief Executive Officer of International Power Machines.  He
served as a Director until February 1995.  Director of Realty Information
Group, LP, a privately held commercial real estate information provider.
Mr. Haber has served as an officer and a director of Founders Property,
Inc. a private real estate investment concern.  Mr. Haber was originally elected a director of the Company in 1994.


John Simon                                                                                                53
Executive Vice President and Managing Director of Allen & Company,
Incorporated, for more than five years.  Director of Immune Response orporation, Tcell Sciences, Inc., and Neurogen Corporation.  Mr. Simon
was originally elected a director in 1993.

William R. Lewis                                                                                          54
Financial consultant offering services to multiple corporate clients since
1994.  Chief Financial Officer of Air & Water Technologies Corporation in
1994.  Chief Financial Officer of Jenny Craig, Inc. in 1994.  Executive
Vice-President, Chief Financial Officer and Director of Nutri/System, Inc
from 1991-1993.  Subsequent to Mr. Lewis leaving, Nutri/System, Inc.
filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy
Code in 1993. Mr. Lewis was originally elected a director in 1995.

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
Director of Advanced Products, Northrop-Grumman Corporation.  Retired
July 1995, after thirty year career in advanced composite materials, structures and manufacturing. Selected a Fellow by both the Society of Advanced Material
Processing Engineers (SAMPE) and the Society of Manufacturing Engineers (SME)
for his comprehensive work in advanced composites and reinforced plastics. Mr.
Dastin was originally elected a director in 1995, but did not stand for re-election in 1996.

Charles. W. Russell                                                                                       59
President of F.C. Funding, Inc., a private investment firm, for more than five years.  Executive Vice President, COO and a Director of Fallek
Chemical Group, an international chemical marketing concern, from before 1989 to 1990.  Mr. Russell was originally elected  a director in
1989, but did not stand for re-election in 1996.

BOARD OF DIRECTORS AND COMMITTEES

         The Board of Directors has the responsibility to serve as the representative of the shareholders. The Board establishes broad corporate policies and oversees the overall performance of the Corporation. However, the Board is not involved in day-to-day operating details. Members of the Board are kept informed of the Corporation's business activities through discussion with the Chief Executive Officer, by reviewing analyses and reports sent to them by management and by participating in board meetings.


         During 1996 there were six meetings of the Board of Directors, two which were telephonic meetings, and all directors attended more than 75% of the Board of Directors' meetings.

         The Company has standing Executive, Compensation and Stock Option and Audit Committees.

         The Executive Committee consists of Alan Baldwin, Warren Haber, and John Simon. The Executive Committee did not meet in 1996.

         The Compensation and Stock Option Committee consists of three non-employee directors: William Lewis, John Menzel, and John Simon. The Compensation and Stock Option Committee met on two occasions in 1996. The committee has the power to grant options and stock awards under the Company's 1994 Incentive Stock Plan, and to negotiate salaries and employment contracts for key employees of the Company.

         The Audit Committee consists of Warren Haber, William Lewis and John Menzel. The Audit Committee did not meet in 1996. The committee has the responsibility of recommending the firm chosen as independent auditors, overseeing and reviewing audit results, and monitoring the effectiveness of internal audit functions.

Compliance with Section 16(a) of the Exchange Act

Alan W. Baldwin Untimely filing of Form 4 upon the grant of stock options in February 1996. Filing has been made on Form 5.

Warren H. Haber Untimely filing of Form 5 for 1996.

John F. Menzel Untimely filing of Form 5 for 1996.

Charles. W. Russell  Untimely filing of Form 5 1996.

John Simon Untimely filing of Form 5 for 1996.

Samuel J. Dastin Failure to file Form 5 for 1996.

Item 10. Executive Compensation

                           Summary Compensation Table

                               Annual Compensation

                  (a)                       (b)               (c)               (d)

                  Name
                  and
                  Principal                                                     Other
                  Position                  Year              Salary($)         Compensation($)
                  --------                  ----              ---------         ---------------

                  Alan W. Baldwin(3)        1996              $150,000          $45,471
                  Chairman                  1995              $150,000          $0
                  of the Board              1994              $127,257          $4,616 (1)
                  of Directors
                  and Chief Executive
                  Officer

                  Edward Kiley(3)           1996              $130,347          $31,437
                  President                 1995              $98,389           $7,500 (2)
                  and General               1994              $94,799           $0
                  Manager of
                  Alcore, Inc.

                  Lawrence Schwartz         1996              $89,000           $20,000
                  Vice President, (3)       1995              $90,100           $0
                  Secretary and Chief       1994              $89,100           $0
                  Financial Officer

--------------------------
(1) Consultant fee earned in 1993, but paid in 1994 to a corporation controlled by Mr. Baldwin.
(2) Paid in restricted stock in exchange for a 15 percent wage concession. Stock valued at fair market value at the time wage the concession was implemented.
(3) No other form of compensation was paid the executive except as set forth above.

(c) Options/SAR Grants Table

                      Option/SAR Grants in Last Fiscal Year


                                Individual Grants

-----------------------------------------------------------------------------------------------------------------

(a)               (b)                       (c)                        (d)                                (e)

                  Number of                 % of Total
                  Securities                Options/SARs
                  Underlying                Granted to
                  Options/SARs              Employees in               Exercise or Base             Expiration
Name              Granted (#)               Fiscal Year                Price ($/Sh)                       Date
------------------------------------------------------------------------------------------------------------------
Alan
Baldwin           200,000                   100%                       $.75                            2/25/06

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


                        Shares Acquired                                Exercisable       Exercisable/
Name                    on Exercise (#) Value Realized                  Unexercisable     Unexercisable
------------------------------------------------------------------------------------------------------------------
Alan W. Baldwin            None             None                       300,000/200,000   $30,000/$0
Edward Kiley               None             None                       16,666/8,334      $4,166/$2,084
Lawrence Schwartz          None             None                       16,666/8,334      $4,166/$2,084

(e) Long-Term Incentive Plan Awards Table

         The Company paid no long term compensation to the Executive Officers during the fiscal year ended December 31, 1996.

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

         On December 2, 1996 the Company entered into a consulting arrangement with William Lewis to assist the Company in locating and evaluating merger and acquisition candidates one day a week over a six month period with compensation payable weekly at $1,000 per day. This arrangement will be evaluated after the six month term expires.

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

         On April 30, 1996, the Board of Director's Compensation and Stock Option Committee approved the following revisions to Mr. Baldwin's compensation:
(a) A 1995 bonus award of $40,000; (b) An incentive stock option grant of 100,000 common stock shares; (c) Reimbursement of insurance premiums paid by Mr. Baldwin for his individual life insurance policy.

         Additionally, 1996 compensation for Mr. Baldwin was established as follows: (a) Salary to remain at $150,000; (b) 1996 bonus award based upon the Company meeting the following financial goals:

         A. For 1996, sales of $17 million, operating profit of $1.2 million and year- end backlog exceeding $12 million.

                  (i) A bonus of 50 percent of annual salary.

                  (ii) Incentive stock option grant of 200,000 shares granted on February 26, 1996, with 100,000 shares being exercisable upon meeting the 1996 financial goals set forth above, the remaining 100,000 shares being exercisable twelve months thereafter.

         B. The incentives for meeting 75 percent of the goals listed above would be: (i) A bonus of 25 percent of annual salary.

                  (ii) Incentive stock option grant of 100,000 shares granted on February 26, 1996, with 50,000 shares being exercisable upon meeting the financial goals above, the remaining 50,000 shares being exercisable twelve months thereafter.

Item 11. Security Ownership of  Certain Beneficial Owners and Management.

(a) Security ownership of certain beneficial owners.

-------------------------------------------------------------------------------
         (1)     (2)                         (3)               (4)

Title of Class   Name and                    Amount and        Percent of
                                                               Class (1)
                 Address                     Nature of
                 Beneficial                  Beneficial
                 Owner                       Owner
-------------------------------------------------------------------------------

Common Stock     Karen Lamotte               872,637(2)        6.12
                 16 Victoria Road
                 London, England
                 United Kingdom

Common Stock     Grange Nominees Limited     760,000           5.33
                 P.O. Box 116
                 Commerce House
                 Les Banques
                 St Peter Port, Guernsey
                 GWY1 3EZ

Common Stock     Cooke & Cie, S.A.           1,592,000(3)      11.17
                 7 Rue des Alps
                 Geneva 1, Switzerland
-----------------------------
(1) Percentage is based upon a 14,258,820 shares as of March 31, 1997, comprised of outstanding shares, options and warrants that are exercisable within sixty days of this date, totaling 12,779,653, 591,667, 887,500, respectively.
(2)      Includes 165,137 shares held by her husband Hughes Lamotte.

(b) Security ownership of management.


----------------------------------------------------------------------------------------------------
         (1)     (2)                                (3)                       (4)




Title of Class   Name and                          Amount and                Percent of Class (8)
                 Address                           Nature of
                 Beneficial                        Beneficial
                 Owner                             Owner
---------------------------------------------------------------------------------------------------

Common Stock     Alan W. Baldwin                   452,500 (1)                                 3.17
                 c/o Lunn Industries
                 1 Garvies Point Road
                 Glen Cove, NY. 11542

Common Stock     Warren Haber                      95,000 (2)(3)(8)                            .67
                 c/o Founders Equity
                 200 Madison Avenue
                 New York, NY. 10016

Common Stock     John F. Menzel                    15,000 (2)(3)(8)                            .11
                 c/o Fiber Glass Industries, Inc.
                 RD #5 Edison Street
                 Amsterdam, NY. 12010

Common Stock     Charles W. Russell                170,077(2)(3)(4)(5)                         1.19
                 c/o F.C. Funding
                 770 Lexington Avenue
                 New York, NY. 10021

Common Stock     John Simon                        15,000 (2)(3)(7)(8)                         .11
                 c/o Allen & Co.
                 711 Fifth Avenue
                 New York, NY. 10022

Common Stock     Samuel Dastin                     5,000(3)                                    .04
                 c/o Dastin Associates
                 Company, Inc.
                 62 Wellesley Lane
                 Hicksville, NY. 11801

Common Stock     William R. Lewis                  10,000(3)(8)                                .07
                 636 Black Rock Road
                 Bryn Mawr, PA. 19010

Common Stock     Edward Kiley                      16,666(6)                                   .12
                 c/o Alcore, Inc.
                 1324 Brass Mill Road




                 Belcamp, MD. 21017


                 Lawrence Schwartz                 21,691(6)                                   .15
                 c/o Lunn Industries
                 1 Garvies Point Road
                 Glen Cove, NY. 11542

Common Stock     Directors and Executive           625,857                                     4.39
                 Officers as a group
                 (7 persons)

----------------------------
(1) Includes option to purchase 200,000 shares at $.60 which expires on June 9, 2004, an option to purchase 100,000 shares at $.875 which expires on November 30, 2005, and an option to purchase 100,000 at $.75 which expires on February 25, 2006.
(2) Includes options to purchase 5,000 shares at $.625 which expires on June 8, 2004.
(3) Includes options to purchase 5,000 shares at $.1.50 which expires on September 28, 2005.
(4) Includes warrants to purchase 10,000 shares at $1.50 which expires on June 16, 1999.
(5) Includes warrants to purchase 10,000 shares at $4.37 which expires on May 13, 2003.
(6) Includes options to purchase 16,666 shares at $.50 which expires on December 20, 1999.
(7) Does not include beneficial ownership of Allen, where John Simon is a Managing Director. Allen disclaims beneficial ownership of Mr. Simon's ownership.
(8) Includes options to purchase 5,000 shares at $1.16 which expires on September 26, 2006.
(9) Percentage is based upon a 14,258,820 shares as of March 31, 1997, comprised of outstanding shares, options and warrants that are exercisable within sixty days of this date, totaling 12,779,653; 591,667; 887,500, respectively.

Item 12. Certain Relationships and Related Transactions.

(a) Alan W. Baldwin.

         See Executive Compensation, Employment contracts and termination of employment and change in control arrangement.

(b)  Cook & Cie, S.A..

         The Company borrowed $360,000 from Cook & Cie, S.A. payable in January, 1997 plus interest at 10% per annum payable in common stock. This note is convertible to the common stock of the Company, at the option of the holder at anytime during the term of the note, at the conversion rate of one share for each $.40 of principal converted.

(c) Private Placement

         On March 21, 1996, the Company sold 3.5 million shares of common stock at $.40 per share in a private placement, under Regulation D of the regulations promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). The following beneficial owners listed in Item 11 purchased shares in the private placement:

         Allen & Company, Inc.                       900,000 (1)
         Cook & Cie, S.A.                            840,000
         Grange Nominees Limited                     460,000
-------------------------
(1) John Simon, Director of the Company, is a Managing Director of Allen & Company, Inc.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit

3.1 Restated Certificate of Incorporation incorporated by reference to the Registrant's Form 10-QSB,
         Exhibit 3.1. for the period ended September 30, 1996 previously filed with the Commission.

3.2 By-laws of the Company incorporated by reference to the Registrant's Form 10-QSB, Exhibit 3.2. for the period ended September 30, 1996 previously filed with the Commission.

10.1 Lease covering the Jessup, Maryland Plant incorporated by reference to the Registrant's Form
         10-K for the year ending December 31, 1992

10.2     Stock Purchase Agreement for the sale of Norfield
         Corporation to Edwin F. Phelps, Jr. dated March 10,
         1994 - incorporated by reference to the
         Registrant's Report on Form 8-K dated March 10,
         1994

10.3 Technology Royalty Agreement between the Company and Norfield Corporation dated March 10, 1994 - incorporated by reference to the Registrant's
         Report on Form 8-K dated March 10, 1994

10.4     Employment Resignation Agreement between the
         Company and Edwin F. Phelps, Jr. dated

         March 10, 1994 - incorporated by reference to the
         Registrant's Report on Form 8-K dated March 10,
         1994

10.5     Forbearance Agreement between the Company and
         Shawmut Bank Connecticut, N.A. dated March 11, 1994
         - incorporated by reference to the Registrant's
         Report on Form 8-K dated March 10, 1994

10.6     Commitment letter between the Company and J.E.
         Sheehan & Company, Inc. dated March 16, 1994 - incorporated by reference to the Registrant's
         Report on Form 8-K dated March 10, 1994

10.7 Form of Subscription Agreement pertaining to the issuance of 2,400,000 shares at $.60 per share dated March 31, 1994, incorporated by reference to the Registrant's report on Form 10-Q/A Amendment 1, for the period ended March 31, 1994.

10.8 Grant of Warrant for the purchase of 192,000 shares of the common stock of the Registrant at $.70 per share to J.E. Sheehan & Company, Inc. Dated March 31, 1994, incorporated by reference to the Registrant's report on Form 10-Q/A Amendment 1, for the period ended March 31, 1994.

10.9 Asset Purchase Agreement between Lunn Industries, Inc., Limco Manufacturing Corp- oration and Alcore, Inc. dated December 12, 1994 incorporated by reference to Exhibit 10.1 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission.

10.10 Promissory Note dated January 16, 1995 Payable to the order of Limco Manufacturing Corporation in the amount of $608,762 incorporated by reference to
         Exhibit 10.2 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission.

10.11 Promissory Note dated January 17, 1995 payable to the order of Limco Manufacturing Corporation in the amount of $96,238 incorporated by reference to
         Exhibit 10.3 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.12    Guaranty Agreement dated January 17, 1995 between
         Alcore, Inc. and Limco Manufacturing Corporation incorporated by reference to Exhibit 10.4 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission.

10.13 Subordination Agreement dated January 17, 995 by and among TAT Technologies, Ltd., Limco
         Manufacturing Corporation and Lunn Industries, Inc incorporated by reference to Exhibit 10.5 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.14 Assignment and Assumption of Obligations Agreement dated January 17, 1995 between Limco Manufacturing
         Corporation and Lunn Industries, Inc. incorporated by reference to Exhibit 10.6 of the Registrant's report on Form 10-QSB for the period ended March
         31, 1995, previously filed with the Commission..

10.15    Amendment dated January 17, 1995 to the Asset
         Purchase Agreement by and among Lunn Industries,
         Inc., Limco Manufacturing Corporation and Alcore,
         Inc. dated December 12, 1994 incorporated by reference to Exhibit 10.7 of the Registrant's report on Form 10-QSB for the period ended March
         31, 1995, previously filed with the Commission..

10.16    Loan Agreement dated January 17, 1995 between Lunn
         Industries, Inc. and Cook and Cie, S.A.
         incorporated by reference to Exhibit 10.8 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.17 Promissory note dated January 17, 1995 payable to the order of Cook & Cie, S.A. in the amount of $360,000 incorporated by reference to Exhibit 10.9 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.18 Promissory note dated January 17, 1995 payable to the order of J.E. Sheehan & Company, Inc. in the Amount of $100,000 incorporated by reference to
         Exhibit 10.10 of the Registrant's report on Form
         10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.19    Letter dated January 10, 1995 subordinating the
         Commercial Revolving Loan, Term Loan and Security
         Agreement dated

         May 21, 1993 with Shawmut Bank, Connecticut, N.A.
         to the $100,000 promissory note payable to the order of J.E. Sheehan & Company dated January 17,
         1995 incorporated by reference to Exhibit 10.11 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.20 Lease for the Company's headquarters located in Glen Cove, New York dated January 1, 1995 between
         Grill Leasing Corp. and Lunn Industries, Inc.
         incorporated by reference to Exhibit 10.12 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.21 Moratorium Agreement dated February 24, 1995 between Grill Leasing Corp. and Lunn Industries,
         Inc. incorporated by reference to Exhibit 10.13 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.22    Agreement effective July 19, 1995, between the
         Company and J.E. Sheehan & Company extending the maturity date of note held by J.E. Sheehan &
         Company incorporated by reference to Exhibit 10.1 of the Registrant's report on Form 10-QSB for the period ended September 30, 1995, previously filed with the Commission..

10.23    Amendment to the Company's 1994 Stock Incentive
         Plan adopted at the 1996 Annual Shareholders
         Meeting on September 27, 1996 incorporated to reference to the Company's Schedule 14a previously filed with the Commission.

10.24    Lease for office space in Belcamp, Maryland dated
         November 4, 1996 filed herein.

10.25    Lease for office suite in Santa Fe Springs,
         California dated January 24, 1996 filed herein.

10.26    Credit Agreement dated November 22, 1996 between
         Lunn Industries, Inc. and Alcore, Inc. And First
         Union National Bank of Maryland filed herein.

10.27 Promissory Note dated November 15, 1996 payable to the order of First Union National Bank of Maryland filed herein.

10.28    Security Agreement dated November 22, 1996 between
         Lunn Industries, Inc. and Alcore, Inc. and First
         Union National Bank of Maryland filed herein.

13.1 Form 10-QSB for the period ended March 31, 1996, previously filed with the Commission, is herein incorporated by reference.

13.2 Form 10-QSB for the period ended June 30, 1996, previously filed with the Commission, is herein incorporated by reference.

13.3     Form 10-QSB for the period ended September 30,
         1996, previously filed with the Commission, is herein incorporated by reference.

21 List of Registrant's subsidiaries previously filed with the Commission in the Annual Report on Form
         10-K/A Amendment 1 for the fiscal year ended
         December 31, 1993, is herein incorporated by reference

23.1 Consent of Muenz & Meritz, P.C. incorporated to reference to Exhibit 23.1 in the Company's Form S-3
         Registration Statement No. 333-12905 previously filed with the Commission.

23.3 Consent of Muenz & Meritz, P.C. incorporated to reference to Exhibit 23.1 in the Company's Form S-8
         Registration Statement No. 333-19759 previously filed with the Commission.

23.4 Consent of Coopers & Lybrand, LLP. incorporated to reference to Exhibit 23.2 in the Company's Form S-8
         Registration Statement No. 333-19759 previously filed with the Commission.

23.5 Consent of Coopers & Lybrand, LLP. incorporated to reference to Exhibit 23.1 in the Company's Form S-3
         Registration Statement No. 333-12905 previously filed with the Commission.



(b) Reports on Form 8-K.

         None

                              LUNN INDUSTRIES, INC.
                                 AND SUBSIDIARY

                              Financial Statements

                           December 31, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

                     [LETTERHEAD OF KPMG PEAT MARWICK LLP]

                          Independent Auditors' Report

The Board of Directors
      and Shareholders
Lunn Industries, Inc.:

We have audited the consolidated balance sheet of Lunn Industries, Inc. and subsidiary (the Company) as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lunn Industries, Inc. and subsidiary at December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Jericho, New York
April 2, 1997

Report of Independent Accountants


To the Stockholders and Board of Directors of Lunn Industries, Inc.:

We have audited the accompanying consolidated statements of operations and cash flows of Lunn Industries, Inc. and Subsidiary (the "Company") for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Lunn Industries, Inc. and Subsidiary for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                             /s/ Coopers & Lybrand L.L.P.

Melville, New York
April 4, 1996.

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet

                                December 31, 1996

                                     Assets
Current assets:
     Cash                                                                               $     5,176
     Trade accounts receivable, net of allowance for doubtful accounts of
        approximately $177,000                                                            3,016,638
     Inventories                                                                          4,765,817
     Prepaid expenses and other current assets                                              375,683
                                                                                        -----------
                  Total current assets                                                    8,163,314

Property and equipment, net of accumulated
     depreciation of $4,812,731                                                           9,214,424
Goodwill and other intangibles, net of
     accumulated amortization of $100,952                                                   422,114
Other assets                                                                                115,135
                                                                                        -----------
                  Total assets                                                          $17,914,987
                                                                                        ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
     Cash overdraft                                                                         124,929
     Current portion of long-term debt                                                      375,000
     Current portion of obligation under capital lease                                       88,451
     Trade accounts payable                                                               1,345,083
     Accrued payroll and payroll-related costs                                              314,679
     Other accrued liabilities                                                              236,473
                                                                                        -----------
                  Total current liabilities                                               2,484,615

Long-term debt, net of current portion                                                    4,519,123
Obligation under capital lease, net of current portion                                      266,051
                                                                                        -----------
                  Total liabilities                                                       7,269,789
                                                                                        -----------
Commitments and contingencies

Stockholders' equity:
     Preferred stock $.01 par value; authorized 1,000,000
        shares; no shares issued and outstanding                                                  -
     Common stock; par value $.01 per share; authorized
        30,000,000 shares; issued and outstanding 11,396,999 shares                         113,970
     Additional paid-in capital                                                          13,860,953
     Accumulated deficit                                                                 (3,329,388)
     Treasury stock, at cost; 150 shares                                                       (337)
                                                                                        -----------
                  Total stockholders' equity                                             10,645,198
                                                                                        -----------
                  Total liabilities and stockholders' equity                            $17,914,987
                                                                                        ===========

See accompanying notes to consolidated financial statements.

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

                        Consolidated Statements of Income

                     Years ended December 31, 1996 and 1995

                                                                                           1996             1995
                                                                                           ----             ----
         Net sales                                                                       $18,098,473        14,720,718
         Cost of sales                                                                    13,748,868        11,821,324
                                                                                         -----------        ----------
                           Gross profit                                                    4,349,605         2,899,394

         Selling, general and administrative expenses                                      3,077,874         2,377,365
                                                                                         -----------        ----------
                           Operating income                                                1,271,731           522,029
                                                                                         -----------        ----------
         Other income (expense):

              Interest expense                                                              (507,374)         (413,515)
              Other income (expense)                                                           6,415           162,931
                                                                                         -----------        ----------
                                                                                            (500,959)         (250,584)
                                                                                         -----------        ----------
                           Income before income taxes and
                                 extraordinary item                                          770,772           271,445
         Provision for (benefit of) income taxes                                             (33,000)           12,300
                                                                                         -----------        ----------
                           Income before extraordinary item                                  803,772           259,145

         Extraordinary item:

              Gain (loss) on extinguishment of debt, net of income
                 tax effect of $37,700 in 1995                                              (152,228)          796,165
                                                                                         -----------        ----------
                           Net income                                                    $   651,544         1,055,310
                                                                                         ===========        ==========
         Income (loss) per share:

            Before extraordinary item                                                          .07               .03
            Extraordinary item                                                                (.01)              .11
                                                                                      --------------      ------------
                           Net income per share                                       $          .06               .14
                                                                                      ==============      ============
         Weighted average number of common shares outstanding                             11,587,400         7,588,747
                                                                                      ==============      ============

          See accompanying notes to consolidated financial statements.

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 1996 and 1995

                                        Common stock
                                   -----------------------        Additional
                                    Number                          paid-in        Accumulated       Treasury
                                   of shares        Amount          capital          deficit           stock        Total
                                   ---------        ------          -------          -------           -----        -----
Balance at
     December 31, 1994              7,057,927     $    70,579       12,061,919        (5,036,242)      (337)       7,095,919

Issuance of stock to
     employees                        203,406           2,034          154,589                 -          -          156,623

Expenses paid through
     the issuance of stock            266,000           2,660          117,326                 -          -          119,986

Warrants issued in
     connection with debt
     extinguishment                         -               -          153,000                 -          -          153,000

Net income                                  -               -                -         1,055,310          -        1,055,310
                               --------------      ----------   --------------     -------------     ------   --------------

Balance at
     December 31, 1995              7,527,333          75,273       12,486,834        (3,980,932)      (337)       8,580,838

Sale of common stock                3,500,000          35,000        1,208,975                 -          -        1,243,975

Exercise of stock options
     and warrants                      27,500             275           14,100                 -          -           14,375

Expenses paid and debt
     extinguished through
     the issuance of stock            342,166           3,422          151,044                 -          -          154,466

Net income                                  -               -                -           651,544          -          651,544
                               --------------      ----------   --------------     -------------     ------   --------------

Balance at
     December 31, 1996             11,396,999     $   113,970       13,860,953        (3,329,388)      (337)      10,645,198
                               ==============      ==========   ==============     =============     ======   ==============

See accompanying notes to consolidated financial statements.

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1996 and 1995

                                                                             1996               1995
                                                                             ----               ----

Cash flows from operating activities:
     Net income                                                            $     651,544         1,055,310
     Adjustments to reconcile net income to cash provided
        by operating activities:
           Loss (gain) on extinguishment of debt, noncash portion                 35,028          (796,165)
           Depreciation and amortization                                       1,254,483           928,852
           Bad debt expense (income)                                             507,000            (9,335)
           Issuance of stock to employees                                              -           156,623
           Expenses paid through the issuance of stock                            36,000           119,986
           Changes in assets and liabilities:
               Trade accounts receivable                                      (1,258,217)         (753,551)
               Inventories                                                      (659,876)         (811,768)
               Prepaid expenses and other current assets                        (103,341)          109,174
               Other assets                                                       30,366          (117,895)
               Trade accounts payable                                           (212,387)          426,617
               Payroll and payroll-related costs and
                   other accrued liabilities                                    (137,786)         (204,540)
                                                                           -------------    --------------

                      Net cash provided by operating activities                  142,814           103,308
                                                                           -------------    --------------

Cash flows from investing activities:
     Purchase of property and equipment                                       (2,448,504)         (685,514)
     Purchase of assets from the Limco acquisition                                     -          (358,861)
                                                                           -------------    --------------

                      Net cash used in investing activities                   (2,448,504)       (1,044,375)
                                                                           -------------    --------------

Cash flows from financing activities:
     Cash overdraft                                                              124,929           (27,745)
     Proceeds from issuance of notes payable                                           -         3,321,752
     Repayment of notes payable                                                 (491,665)                -
     Proceeds from long-term debt, net of repayments                           1,344,301        (2,160,245)
     Proceeds from issuance of common stock                                    1,258,350                 -
     Payments on capital lease obligations                                      (131,124)           13,380
                                                                           -------------    --------------

                      Net cash provided by financing activities                2,104,791         1,147,142

                                                                           -------------    --------------

Net increase (decrease) in cash                                                 (200,899)          206,075

Cash at beginning of year                                                        206,075                 -
                                                                           -------------    --------------
Cash at end of year                                                        $       5,176           206,075
                                                                           =============    ==============

See accompanying notes to consolidated financial statements.

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

                          Notes to Financial Statements

                           December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies and Practices

     (a)  Description of Business

     LunnIndustries, Inc. and subsidiary (the Company) manufactures a variety of composite products made of metal, metal core, fiber and reinforced plastic, assembled into complex structures to meet customer requirements. The Company also produces honeycomb cores, some of which are used in its other products. The Company's products are sold principally to commercial customers, both domestic and international, and to agencies of the U.S. Government. Military business represented 23% and 29% of net sales during 1996 and 1995, respectively.

     (b)  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Alcore, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Revenue Recognition

     Sales are recorded as units are delivered with the cost of sales recognized on each shipment based upon an average estimated final contract unit cost, including overhead costs. Customer advances received on fixed price contracts are recognized as revenue ratably as partial shipments are made. Losses on contracts are recorded when known.

     (d)  Cash and Cash Equivalents

     The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. There were no cash equivalents as of December 31, 1996.

     (e)  Inventories

     Inventories of raw materials and finished goods are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories of work-in-process, substantially all of which relate to short-term contracts, are stated at the actual production cost, reduced by amounts relating to revenue recognized on units delivered.

     (f)  Property and Equipment

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

                                                                     (Continued)

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

     Depreciation and amortization of assets are provided using the straight-line method over the estimated useful lives of the assets as follows:

                           Machinery and equipment               5-10 years

                           Furniture and fixtures                5-10 years

                           Computers and computer software        4-5 years

                           Leasehold improvements                 4-6 years

     Capitalized values of properties under lease are amortized over the lesser of term of the lease or estimated life of the asset, depending on the provisions of the lease. Tooling and molds, all of which were in process of construction as of December 31, 1996, will be amortized over the life of the related customer program.

     (g)  Net Income Per Share of Common Stock

     Net income per share of common stock is based on the weighted average number of common shares outstanding during each period. Common stock equivalents of 1,041,269 and 203,225 resulting from the effects of options and warrants have been included in the calculation of weighted average shares outstanding in 1996 and 1995.

     (h)  Income Taxes

     Income taxes are accounted for under the asset and liability method.
          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     (i)  Goodwill and Other Intangible Assets

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, not exceeding 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Other intangibles includes a covenant not to compete associated with the acquisition described in note 2 which is being amortized over the four-year term of the agreement.

                                                                     (Continued)

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

     (j)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

     The Company adopted the provisions of Statement of Financial Accounting
          Standards (SFAS) No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS No.121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No.121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (k)  Stock Option Plan

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No.25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if and to the extent that the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No.123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No.123 also allows entities to continue to apply the provisions of APB Opinion No.25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No.123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No.25 and provide the pro forma disclosure provisions of SFAS No.123.

     (l)  Use of Estimates

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

(2) Acquisition

     On January 17, 1995, the Company purchased certain assets from the Limco
          Aluminum Bonding Company for $358,861 in cash and notes payable of $705,000, due in 48 equal monthly payments with interest at prime rate. The notes payable were repaid in their entirety during 1996. Assets acquired consisted of inventory ($75,000), machinery and equipment ($517,000), goodwill ($221,861), trademarks ($100,000) and covenant not to compete ($150,000).

                                                                     (Continued)

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

(3) Supplemental Cash Flow Information

     The following is supplemental information relating to the consolidated statements of cash flows:


                                                                                   1996          1995
                                                                                   ----          ----

                  Cash paid during the year for:
                      Interest                                               $     532,863         474,830
                      Income taxes                                                  61,617          53,625
                                                                                ==========    ============

                  Issuance of warrants in connection

                      with debt extinguishment                               $           -         153,000
                                                                                ==========    ============

                  Acquisition:

                      Assets acquired                                                    -       1,063,861
                      Notes payable                                                      -         705,000
                                                                                ----------    ------------
                               Net cash paid for acquisition                 $           -         358,861
                                                                                ==========    ============

                  Liabilities extinguished through the issuance
                      of common stock                                        $     118,567               -


(4)   Inventories

      Components of inventories are summarized as follows:

                             Raw materials                  $     2,962,285
                             Work-in-process                      1,959,854
                                                               ------------
                                                                  4,922,139

                             Less progress billing and
                                  advanced payments                (156,322)
                                                               ------------
                                                            $     4,765,817
                                                               =============
(5)   Property and Equipment

      Property and equipment are summarized as follows:

            Machinery and equipment                          $      10,689,872
            Furniture and fixtures                                     583,123
            Computers and computer software                            700,063
            Leasehold improvements                                     553,309
            Tooling and molds                                        1,337,737
            Construction in process                                    163,052
                                                                --------------

                                                                    14,027,156

            Less accumulated depreciation and amortization          (4,812,732)
                                                                --------------
                                                             $       9,214,424
                                                                ==============

                                                                     (Continued)

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

     Depreciation and amortization expense aggregated $1,192,699 in 1996 and $907,852 in 1995.

(6) Long-Term Debt

     At  December 31, 1996, long-term debt consists of:

              Revolving line of credit, collateralized by accounts receivable, inventory and machinery and equipment.  Interest is payable
                  at LIBOR plus 2.50% (8.0% at December 31, 1996) (a)                              $ 4,519,123
              Note payable, due January 13, 1997.  Interest is payable at 10%
                  per annum (b)                                                                        360,000
              Note payable, due on demand (c)                                                           15,000
                                                                                                   -----------
                                                                                                     4,894,123

              Less current portion                                                                     375,000
                                                                                                   -----------

                                                                                                   $ 4,519,123
                                                                                                   ===========

     (a) In December 1995, the Company entered into a $3,500,000 credit facility with a lending institution. The facility provided for a $2,750,000 revolving line of credit and a $750,000 term loan with interest at 2% over the lender's base rate. Proceeds from the credit facility were used to repay outstanding debt of $3,189,000 through a payment of $2,261,000 in cash and the issuance of warrants to purchase 500,000 shares of common stock (see note 10). As a result of the extinguishment of debt in the fourth quarter of 1995, the Company recognized an extraordinary gain of $796,165.

          On November 19, 1996, the Company entered into a two-year revolving credit facility with a new lending institution. The credit facility allows for borrowings up to 85% of eligible accounts receivable plus 50% of eligible inventory, as defined, plus machinery and equipment (to be amortized over a 5 year period), as defined, up to $6,000,000. Proceeds from this financing were used to repay the above mentioned revolving line of credit and term loan of $3,424,290 and various notes payable of $398,558. As a result of this early extinguishment of debt, the Company recognized an extraordinary loss of $152,228, consisting of prepayment penalties and the expensing of unamortized deferred financing costs. On November 25, 1996, the Company entered into an interest rate swap agreement with a counterparty of this new lending institution which fixed the interest rate of the first $3,000,000 outstanding under the credit facility at 8.65% to protect against the risk of an increase in the LIBOR rate.

     (b) In January 1995, the Company borrowed $360,000 and issued a note for repayment on or before January 13, 1997 with interest at 10% to be paid semi-annually in common stock. The note may be converted into 900,000 shares of common stock, at the option of the holder, at any time during the term of the note. Pursuant to an agreement between the Company and the noteholder, it was agreed to reprice the conversion rate to $.40, the offering price of the private placement price consummated in March 1996. Accordingly, this note and accrued interest was converted into 945,000 shares of common stock on January 17, 1997.

                                                                     (Continued)

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

     (c) On September 8, 1995, the Company obtained $300,000 bridge financing to provide interim working capital. In 1995, the bridge lenders received warrants to purchase a total of 135,000 shares of the Company's common stock at $.50 per share for a term of five years and were repaid $100,000. During 1996, $138,333 was repaid in cash and $46,667 was repaid with the issuance of 116,666 shares of common stock valued at $.40 per share.

      Aggregate maturities of long-term debt are as follows:

                                            1997               $        375,000
                                            1998                      4,519,123
                                                                  -------------

                                                               $      4,894,123
                                                                  =============
(7)   Income Taxes

     The components of deferred taxes as of December 31, 1996 are as follows
          (in thousands):


                      Deferred tax assets:
                           Allowance for doubtful accounts                            $        71,000
                           Accrued liabilities not deductible for tax purposes                 77,000
                           Federal tax credits                                                 97,000
                           Net operating loss carryforwards                                 2,956,000
                                                                                         ------------

                                    Total deferred tax asset                                3,201,000
                                                                                         ------------

                      Less valuation allowance                                              2,325,000
                                                                                         ------------

                                    Net deferred tax asset                                    876,000

                      Deferred tax liability:
                           Property and equipment                                             876,000
                                                                                         ------------

                                    Total deferred tax liability                              876,000

                                    Net deferred taxes                                $             -
                                                                                         ============

     The valuation allowance for deferred tax assets as of January 1, 1996 and 1995 was $2,325,000 and $2,702,514, respectively. The net change in the total valuation allowance for the year ended December 31, 1996 was a decrease of $377,514. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management does not believe it is more likely than not that the Company will realize the benefits of all these deductible differences.

                                                                     (Continued)

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

     The following is a reconciliation of the reported income tax benefit attributable to operations to the expected income tax expense (benefit) utilizing federal statutory tax rates:

                                                                                   1996           1995
                                                                                   ----           ----

                  Expected income tax provision (benefit)                   $      210,300         375,805
                  State income tax provision (benefit), net
                      of federal income tax effect                                   7,000          20,000
                  Change in valuation allowance on deferred
                      tax assets, net of change in effective rate                 (248,600)              -
                  Decrease in effective rate used for deferred taxes               129,000               -
                  Reversal of prior year's over provision                          (40,000)              -
                  Utilization of net operating loss carryforward                   (83,000)       (397,825)
                  Other                                                             (7,700)         52,020
                                                                                ----------     -----------

                                                                            $      (33,000)         50,000
                                                                                ==========     ===========

     The Company has net operating loss carryforwards of approximately
          $7,390,000 for federal income tax purposes which may be applied against future taxable income and expire at varying dates between 2002 and 2011. At December 31, 1996, the Company has $97,000 in federal tax credits available for use in future years which expire at varying dates between 1997 and 2001.

     The timing of the realization of a substantial portion of the Company's net operating loss carryforwards may be subject to significant limitation if the Company undergoes an ownership change (Ownership Change) as defined in Section 382 of the Internal Revenue Code (Section 382). Section 382 generally provides that, if a corporation undergoes an Ownership Change, the amount of taxable income that the corporation may offset with net operating loss carryforwards and certain net unrealized built-in losses would be subject to an annual limitation. If an Ownership Change were to occur as a result of future equity transactions and the Company were to become subject to an annual limitation as discussed above, it might adversely impact the timing of the realization of all or a portion of the Company's net operating loss carryforwards.

(8) Employee Benefit Plans

     The Company's union employees are covered by a defined contribution retirement plan, the cost of which was $26,021 and $22,597 in 1996 and 1995, respectively.

     The Company maintains a 401(k) savings plan for its non-union employees.

          Employees may contribute up to 25% of their annual salary not to exceed certain amounts established by the Internal Revenue Code. Under this plan, the Company contributes up to 1% of employees who contribute up to 4% of annual salary to the plan. These matching contributions aggregated $29,168 and $17,636 in 1996 and 1995, respectively.

(9) Lease Arrangements

     The Company is obligated under various capital leases for certain machinery and equipment that expire at various dates through 2001. At December 31, 1996, the gross amount of machinery and equipment and related accumulated amortization recorded under capital leases were as follows:

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

                       Machinery and equipment                 $     492,031
                       Less accumulated amortization                 (72,447)
                                                                    --------

                                                               $     419,584
                                                                    ========

     The Company leases property in Glen Cove, New York; Jessup, Maryland; and
          Belcamp, Maryland under operating leases. The Company is required under the lease agreements to pay certain costs, including insurance and property taxes. The Company may exercise an option to extend its Glen Cove lease for two additional five-year terms. In addition, the Company leases certain equipment under various operating leases. Rent expense aggregated $774,376 and $613,412 in 1996 and 1995, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 1996 are:


                                                                             Capital           Operating
                                                                             Leases             Leases
                                                                             ------             ------
                  Year ending December 31:
                      1997                                              $      131,661             619,166
                      1998                                                     131,661             478,356
                      1999                                                      98,605             483,980
                      2000                                                      63,074             237,689
                      2001                                                      32,327             220,739
                                                                           -----------        ------------

                  Total minimum lease payments                                 457,328      $    2,039,930
                                                                                              ============

                  Less amount representing interest (at
                      rates ranging from 6.6% to 18.2%)                       (102,826)
                                                                           -----------

                  Net principal portion                                        354,502
                  Less portion due within one year                              88,451
                                                                           -----------
                  Long-term portion                                     $      266,051
                                                                           -----------

     The schedule of operating lease obligations does not include the remaining five years on the lease agreement for the Company's Belcamp, Maryland facility as the Company has exercised its option under such agreement to purchase the building as described in note 15.

(10) Stockholders' Equity

     On September 27, 1996, the Company's shareholders approved an increase in authorized shares of common stock to 30 million shares and authorized the issuance of 1 million shares of preferred stock having a par value of $.01 per share.

                                                                     (Continued)

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

     (a)  Common Stock

     On   March 20, 1996, the Company sold 3,500,000 shares of its common stock for $.40 per share in a private placement. Total proceeds, net of underwriting commissions and expenses were $1,243,975. The Company has used approximately $647,000 of the proceeds to reduce its bank debt obligations, its obligations to bridge lenders and its obligation to a shareholder.

     During 1996, the Company issued 225,500 and 116,666, respectively, shares to certain individuals and bridge loan holders in settlement of expenses and debt obligations with a value of $107,799 and $46,667.

     During 1996 and 1995 the Company issued 342,166 and 266,000 shares, respectively, to certain individuals and a financial institution in settlement of debt obligations and expenses with a value of $154,467 and $119,986.

     During 1995, the Company issued 203,406 shares of restricted common stock to employees for $.77 per share. As a result of the issuance, the Company recorded a charge to income of approximately $157,000.

     (b)  Warrants

     In connection with the Company's 1995 debt financings, the Company granted warrants to purchase 635,000 shares of common stock, which were valued at $153,000 and expensed in 1995. In addition, the Company issued warrants to purchase 20,000 shares to its legal counsel for services rendered. All outstanding warrants are fully exercisable. A summary of warrant transactions follows:

                                                                  1996                         1995
                                                        -----------------------      ------------------------
                                                                       Weighted                      Weighted
                                                                        average                       average
                                                                       exercise                      exercise
                                                        Shares           price        Shares           price
                                                        ------           -----        ------           -----
                    Beginning of year                 1,341,545        $  1.20        686,545          $ 1.62
                    Warrants granted                    377,618            .40        655,000             .75
                    Warrants canceled                  (100,000)         (4.90)             -               -
                    Warrants exercised                  (22,500)          (.09)             -               -
                                                      ---------        -------      ---------          ------

                    End of year                       1,596,663        $   .65      1,341,545          $ 1.20
                                                      =========        =======      =========          ======


     Certain warrant agreements contain anti-dilutive provisions providing for certain adjustments in the exercise price and the number of shares to be received upon exercise in the event of subsequent sales of stock by the Company below the initial warrant exercise price. In 1996, an additional 202,618 warrants were granted under the anti-dilutive provisions resulting from the March 1996 private placement at $.40 per share.

                                                                     (Continued)

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

     (c)  Stock Option Plan

     On  April 19, 1994, the Board of Directors of the Company adopted the 1994
          Stock Incentive Plan (the Plan) authorizing the issuance of up to 700,000 shares of the Company's common stock through the grant of incentive and nonqualified stock options, restricted and deferred stock awards to employees and grants of nonqualified stock options to non-employee directors. In September 1996, the number of authorized shares under Plan was increased to 1.5 million shares and the eligibility of the Plan was broadened to include consultants or advisors to the Company. The purpose of the Plan is to promote the interests of the Company with additional incentive and opportunity through stock ownership to increase employees' and directors' proprietary interests in the Company and their personal interest in its continued success.

     Under the terms of the Plan, the Company may grant incentive and nonqualified stock options. For incentive stock options, the option price per share may not be less than the fair market value of a share on the date the option is granted. For those individuals who own shares in excess of 10% of the capital stock of the Company (affiliates), such price will be 110% of the fair market value for incentive stock options. For nonqualified stock options, the option price may be no less than 40% of the fair market value. Both incentive and nonqualified stock options may be granted with a term not to exceed ten years from the date of grant, except for incentive stock options granted to affiliates shall have a term not to exceed five years from the date of grant. Incentive stock options granted to employees may not be exercisable sooner than one year from grant date. In addition, shares of restricted stock may be issued either alone or in addition to other awards granted under the Plan.

     The Compensation and Stock Option committee of the Board of Directors shall determine the officers and key employees of the Company, to whom and the time at which the grants of restricted stock will be made, the number of shares to be awarded, the price and all other conditions of the awards.

     The Plan also provides grants of options to non-employee directors. Each director will be granted an option to purchase 5,000 shares of common stock each year immediately following the annual meeting of stockholders. As of December 31, 1996 and 1995, options for 488,333 and 265,833 shares, respectively, were exercisable under the Plan and 742,500 shares were available for issuance under the Plan at December 31, 1996.

     A summary of stock option transactions follows:

                                                   1996                     1995
                                          ----------------------     ------------------
                                                        Weighted              Weighted
                                                         average               average
                                                        exercise              exercise
                                             Shares      price       Shares     price
                                             ------      -----       ------     -----

                  Beginning of year         537,500     $  .56      397,500     $  .56
                  Options granted           220,000        .78      140,000       1.00
                  Options exercised          (5,000)      (.63)           -          -
                                           --------      -----    ---------      -----

                  End of year               752,500     $  .71      537,500     $  .56
                                           ========      =====    =========      =====

                                                                     (Continued)

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

     The weighted average fair value of options granted during 1996 and 1995 was $.67 and $.91, respectively, on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 100% and an expected option life of 10 and 9 years in 1996 and 1995, respectively.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                       1996            1995
                                                       ----            ----
                           Net income:
                              As reported           $  651,544        1,055,310
                              Pro forma                547,544        1,014,310
                                                     =========     ============

                           Net income per share:
                              As reported           $      .06              .14
                              Pro forma                    .05              .13
                                                    ==========     ============


     Pro forma net income reflect only options granted in 1996 and 1995.
          Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period.

(11) Industry Segment Information

                                                                                   1996              1995
                                                                                   ----              ----
                    Net sales:
                         Industry segments:
                            Composites                                       $    6,134,800         4,536,816
                            Honeycomb                                            11,963,673        10,183,902
                                                                             --------------        ----------

                                        Total                                $   18,098,473        14,720,718
                                                                             ==============        ==========

                    Geographic:
                         United States                                           16,351,139        13,281,309
                         Western Europe                                           1,348,965         1,439,409
                         Pacific                                                    398,369                 -
                                                                             --------------    --------------

                                        Total                                   $18,098,473        14,720,718
                                                                             ==============    ==============

                    Operating income (loss):
                         Industry segments:
                            Composites                                              220,787          (113,644)
                            Honeycomb                                             1,050,944           635,673
                                                                             --------------    --------------

                                                                             $    1,271,731           522,029
                                                                             ==============    ==============


                                                                     (Continued)

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

                                                                         1996              1995
                                                                         ----              ----
                         Geographic:
                            United States                           $    1,118,293           435,664
                            Western Europe                                 118,756            86,365
                            Pacific                                         34,682                 -
                                                                    --------------    --------------

                                                                    $    1,271,731           522,029
                                                                    ==============    ==============

                    Depreciation and amortization expense:
                         Composites                                        324,792           109,971
                         Honeycomb                                         929,691           818,881
                                                                    --------------    --------------

                                                                    $    1,254,483           928,852
                                                                    ==============    ==============

                    Capital expenditures:
                         Composites                                        594,419           893,658
                         Honeycomb                                       1,854,085           633,856
                                                                    --------------    --------------

                                        Total                       $    2,448,504         1,527,514
                                                                    ==============    ==============

                    Identifiable assets:
                         Composites                                      4,575,624         4,029,616
                         Honeycomb                                      13,339,363        10,971,064
                                                                    --------------    --------------

                                        Total                       $   17,914,987        15,000,680
                                                                    ==============    ==============

(12) Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company grants credit to customers based upon analysis of their financial position and other factors. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. As the majority of the Company's sales are made and credit is granted to the United States Government and customers in the defense industry, the Company considers the credit risks associated with its customers to be minimal. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. One customer and two customers represent 12.7% and 12.0% of sales in 1996 and 1995, respectively. No one customer comprised more than 10% of outstanding accounts receivable at December 31, 1996.

(13) Fair Value of Financial Instruments

     The carrying value of all financial instruments classified as a current asset or current liability as of December 31, 1996 are deemed to approximate fair value because of the short maturity of these instruments. The fair value of long-term debt including the interest rate swap agreement approximates the carrying value as of December 31, 1996.

                                                                     (Continued)

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY

(14) Litigation

     During 1995, the Company was served with a complaint filed under the False
          Claims Act alleging that certain records had been falsified, in connection with its former subsidiary, Norfield Corporation (Norfield), in order for Norfield to receive payment under a subcontract. In addition, the complainant alleges that she was terminated due to this incident. On June 17, 1996, Norfield filed a voluntary petition in bankruptcy. As a result, on September 4, 1996, the Court dismissed the case without prejudice to reopen the case, upon motion. On November 4, 1996, the Court denied the plaintiff's motion to reopen the case without prejudice, upon the plaintiff receiving relief from the automatic stay issued by the bankruptcy court. The Company believes that this case is without merit and is of the opinion, that the outcome of this case will not have a material effect on the results of operations or financial condition of the Company.

     In addition, in May 1995, the Company was named as a defendant in a demand of arbitration of a former employee for a breach of an employment contract. On August 12, 1995, the arbitration awarded the plaintiff $85,516 plus costs and found the Company and Norfield jointly and severally liable. On June 26, 1996 the Court denied the Company's motion to vacate and confirmed the arbitration award. The Company has appealed this judgment, which is still pending. The Company is exercising its rights against the owner of Norfield pursuant to the indemnification provisions of the stock purchase agreement entered into upon the sale of Norfield. In the opinion of management and counsel, it is probable that the Company will be successful in obtaining a judgment under this indemnification agreement.

(15) Subsequent Event

     On March 17, 1997, the Company agreed to purchase its Belcamp, Maryland facility. The purchase price for the building and property is $2,025,000. The Company is presently considering options to obtain financing for the purchase.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUNN INDUSTRIES, INC.

By:      /s/ Alan W. Baldwin                                     April 9, 1997
         -------------------                                     --------------
         Alan W. Baldwin                                         Date
         Chairman of the Board,
         Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Alan W. Baldwin                                     April 9, 1997
         -------------------                                     --------------
         Alan W. Baldwin                                         Date
         Chairman of the Board,
         Chief Executive Officer and Director

By:      /s/ Lawrence Schwartz                                   April 10, 1997
         ---------------------                                   --------------
         Lawrence Schwartz                                       Date
         Vice President, Secretary
         and Chief Financial and
         Accounting Officer

By:      /s/Warren Haber                                         4/14/97
         -------------------                                     --------------
         Warren H. Haber                                         Date
         Director

By:      /s/John F. Menzel                                       4/12/97
         ------------------                                      --------------
         John F. Menzel                                          Date
         Director

By:      /s/ John Simon                                          April 10, 1997
         -------------------                                     --------------
         John Simon                                              Date
         Director

By:      /s/ William R. Lewis                                    April 10, 1997
         --------------------                                    --------------
         William R. Lewis                                        Date
         Director

                                INDEX OF EXHIBITS

3.1 Restated Certificate of Incorporation incorporated by reference to the Registrant's Form 10-QSB,
         Exhibit 3.1. for the period ended September 30, 1996 previously filed with the Commission.

3.2 By-laws of the Company incorporated by reference to the Registrant's Form 10-QSB, Exhibit 3.2. for the period ended September 30, 1996 previously filed with the Commission.

10.1 Lease covering the Jessup, Maryland Plant incorporated by reference to the Registrant's Form
         10-K for the year ending December 31, 1992

10.2     Stock Purchase Agreement for the sale of Norfield
         Corporation to Edwin F. Phelps, Jr. dated March 10,
         1994 - incorporated by reference to the
         Registrant's Report on Form 8-K dated March 10,
         1994

10.3 Technology Royalty Agreement between the Company and Norfield Corporation dated March 10, 1994 - incorporated by reference to the Registrant's
         Report on Form 8-K dated March 10, 1994

10.4     Employment Resignation Agreement between the
         Company and Edwin F. Phelps, Jr. dated March 10,
         1994 - incorporated by reference to the
         Registrant's Report on Form 8-K dated March 10,
         1994

10.5     Forbearance Agreement between the Company and
         Shawmut Bank Connecticut, N.A. dated March 11, 1994
         - incorporated by reference to the Registrant's
         Report on Form 8-K dated March 10, 1994

10.6     Commitment letter between the Company and J.E.
         Sheehan & Company, Inc. dated March 16, 1994 - incorporated by reference to the Registrant's
         Report on Form 8-K dated March 10, 1994

10.7 Form of Subscription Agreement pertaining to the issuance of 2,400,000 shares at $.60 per share dated March 31, 1994, incorporated by reference to the Registrant's report on Form 10-Q/A Amendment 1, for the period ended March 31, 1994.

10.8 Grant of Warrant for the purchase of 192,000 shares of the common stock of the Registrant at $.70 per share to J.E. Sheehan & Company, Inc. Dated March

         31, 1994, incorporated by reference to the Registrant's report on Form 10-Q/A Amendment 1, for the period ended

         March 31, 1994.

10.9 Asset Purchase Agreement between Lunn Industries, Inc., Limco Manufacturing Corp- oration and Alcore, Inc. dated December 12, 1994 incorporated by reference to Exhibit 10.1 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission.

10.10 Promissory Note dated January 16, 1995 Payable to the order of Limco Manufacturing Corporation in the amount of $608,762 incorporated by reference to
         Exhibit 10.2 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission.

10.11 Promissory Note dated January 17, 1995 payable to the order of Limco Manufacturing Corporation in the amount of $96,238 incorporated by reference to
         Exhibit 10.3 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.12    Guaranty Agreement dated January 17, 1995 between
         Alcore, Inc. and Limco Manufacturing Corporation incorporated by reference to Exhibit 10.4 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission.

10.13 Subordination Agreement dated January 17, 995 by and among TAT Technologies, Ltd., Limco
         Manufacturing Corporation and Lunn Industries, Inc incorporated by reference to Exhibit 10.5 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.14 Assignment and Assumption of Obligations Agreement dated January 17, 1995 between Limco Manufacturing
         Corporation and Lunn Industries, Inc. incorporated by reference to Exhibit 10.6 of the Registrant's report on Form 10-QSB for the period ended March
         31, 1995, previously filed with the Commission..

10.15    Amendment dated January 17, 1995 to the Asset
         Purchase Agreement by and among Lunn Industries,
         Inc., Limco Manufacturing Corporation and Alcore,

         Inc. dated December 12, 1994 incorporated by reference to Exhibit 10.7 of the Registrant's report on Form 10-QSB for the period ended March
         31, 1995, previously filed with the Commission..

10.16    Loan Agreement dated January 17, 1995 between

         Lunn Industries, Inc. and Cook and Cie, S.A.
         incorporated by reference to Exhibit 10.8 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.17 Promissory note dated January 17, 1995 payable to the order of Cook & Cie, S.A. in the amount of $360,000 incorporated by reference to Exhibit 10.9 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.18 Promissory note dated January 17, 1995 payable to the order of J.E. Sheehan & Company, Inc. in the Amount of $100,000 incorporated by reference to
         Exhibit 10.10 of the Registrant's report on Form
         10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.19 Letter dated January 10, 1995 subordinating the Commercial Revolving Loan, Term Loan and Security Agreement dated May 21, 1993 with Shawmut Bank, Connecticut, N.A. to the $100,000 promissory note payable to the order of J.E. Sheehan & Company dated January 17, 1995 incorporated by reference to
         Exhibit 10.11 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.20 Lease for the Company's headquarters located in Glen Cove, New York dated January 1, 1995 between
         Grill Leasing Corp. and Lunn Industries, Inc.
         incorporated by reference to Exhibit 10.12 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..

10.21 Moratorium Agreement dated February 24, 1995 between Grill Leasing Corp. and Lunn Industries,
         Inc. incorporated by reference to Exhibit 10.13 of the Registrant's report on Form 10-QSB for the period ended March 31, 1995, previously filed with the Commission..


10.22    Agreement effective July 19, 1995, between the
         Company and J.E. Sheehan & Company extending the maturity date of note held by J.E. Sheehan &
         Company incorporated by reference to Exhibit 10.1 of the Registrant's report on Form 10-QSB for the period ended September 30, 1995, previously filed with the Commission..

10.23    Amendment to the Company's 1994 Stock Incentive
         Plan adopted at the 1996 Annual Shareholders
         Meeting on September 27, 1996 incorporated to reference to the Company's Schedule 14a previously filed with the Commission.

10.24    Lease for office space in Belcamp, Maryland dated
         November 4, 1996 filed herein.

10.25    Lease for office suite in Santa Fe Springs,
         California dated January 24, 1996 filed herein.

10.26    Credit Agreement dated November 22, 1996 between
         Lunn Industries, Inc. and Alcore, Inc. And First
         Union National Bank of Maryland filed herein.

10.27 Promissory Note dated November 15, 1996 payable to the order of First Union National Bank of Maryland filed herein.

10.28    Security Agreement dated November 22, 1996 between
         Lunn Industries, Inc. and Alcore, Inc. And First
         Union National Bank of Maryland filed herein.

10.27 Promissory Note dated November 15, 1996 payable to the order of First Union National Bank of Maryland filed herein.

10.28    Security Agreement dated November 22, 1996 between
         Lunn Industries, Inc. and Alcore, Inc. and First
         Union National Bank of Maryland filed herein.

13.1 Form 10-QSB for the period ended March 31, 1996, previously filed with the Commission, is herein incorporated by reference.

13.2 Form 10-QSB for the period ended June 30, 1996, previously filed with the Commission, is herein incorporated by reference.

13.3     Form 10-QSB for the period ended September 30,
         1996, previously filed with the Commission, is herein incorporated by reference.


21 List of Registrant's subsidiaries previously filed with the Commission in the Annual Report on Form
         10-K/A Amendment 1 for the fiscal year ended
         December 31, 1993, is herein incorporated by reference

23.1 Consent of Muenz & Meritz, P.C. incorporated to reference to Exhibit 23.1 in the Company's Form S-3
         Registration Statement No. 333-12905 previously filed with the Commission.

23.2 Consent of Coopers & Lybrand, LLP. incorporated to reference to Exhibit 23.1 in the Company's Form S-3
         Registration Statement No. 333-12905 previously filed with the Commission.

23.3 Consent of Muenz & Meritz, P.C. incorporated to reference to Exhibit 23.1 in the Company's Form S-8
         Registration Statement No. 333-19759 previously filed with the Commission.

23.4 Consent of Coopers & Lybrand, LLP. incorporated to reference to Exhibit 23.2 in the Company's Form S-8
         Registration Statement No. 333-19759 previously filed with the Commission.

23.5     Consent of KPMG Peat Marwick, LLP filed herein.