Form 10QSB
period 1997-03-31
LUNN INDUSTRIES INC /DE/
filed 1997-05-15
CIK 60911

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


The aggregate number of shares of Common Stock outstanding as of April 10, 1997 was 12,779,791.

Transitional Small Business Disclosure Format (check one)

            Yes ________           No     X

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 MARCH 31, 1997

-------------------------------------------------------------------------------
                                     ASSETS
-------------------------------------------------------------------------------

                                                                      March 31,
                                                                       1997
                                                                    (unaudited)
================================================================================

CURRENT ASSETS
  Cash and cash equivalent                                         $     7,986
  Trade accounts receivable - net of allowance for doubtful
     accounts of approximately $171,000                              3,139,208
  Inventories                                                        4,862,630
  Prepaid expense and other current assets                             275,267
                                                                   -----------

     TOTAL CURRENT ASSETS                                            8,285,091
                                                                   -----------


Property and equipment - net of accumulated
  depreciation of $5,148,200                                         9,914,149
                                                                   -----------
Other Assets:
  Security deposits and other assets                                   169,167
  Goodwill and other intangibles, net of accumulated
    amortization of $113,963                                           409,103
                                                                   -----------
Total other assets                                                     578,270

        TOTAL ASSETS                                               $18,777,510
                                                                   ===========

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 MARCH 31, 1997

--------------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                                                      MARCH 31,
                                                                       1997
                                                                    (unaudited)
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                                                   $     89,378
  Current portion of obligations under capital lease                     98,624
  Accounts payable - trade                                            1,492,946
  Accrued liabilities                                                   367,774
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                       2,048,722
                                                                   ------------

LONG-TERM LIABILITIES:
  Long-term debt                                                      5,030,696
  Obligation under capital lease net of current portion                 264,707
                                                                   ------------

      TOTAL LONG TERM LIABILITIES                                     5,295,403
                                                                   ------------

          TOTAL LIABILITIES                                           7,344,125
                                                                   ------------


STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par value; authorized 1,000,000
     shares; no shares issued and outstanding                              --
  Common stock: par value $.01 per share; authorized
     30,000,000 shares; issued and outstanding 12,779,791               127,798
Additional paid-in capital                                           14,400,244
Accumulated deficit                                                  (3,094,320)
                                                                   ------------
                                                                     11,433,722

Less treasury stock (150 shares)                                           (337)
                                                                   ------------

TOTAL STOCKHOLDERS' EQUITY                                           11,433,385
                                                                   ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 18,777,510
                                                                   ============

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                            1997           1996
                                                       ------------    ------------
Sales                                                  $  5,020,779    $  4,213,310

Cost of sales                                             3,889,290       3,262,673
                                                       ------------    ------------

Gross income                                              1,131,489         950,637

Selling, general and administrative expenses                815,525         740,935
                                                       ------------    ------------

Operating income                                            315,964         209,702

Other income (expenses):
  Interest expense, net                                    (111,082)       (126,345)
  Other income, net                                          30,186          10,106
                                                       ------------    ------------
                                                            (80,896)       (116,239)

Income before provision for income taxes               $    235,068    $     93,463

Provision for income taxes                                        0               0
                                                       ------------    ------------



Net Income                                             $    235,068    $     93,463
                                                       ============    ============

Weighted average number of common shares outstanding     13,028,410       8,081,181

Income per share                                       $       0.02    $       0.01
                                                       ============    ============

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                                                           1997          1996
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $   235,068   $    93,212
Adjustments to reconcile net income
Provided by operating activities:
   Depreciation and amortization                          348,479       288,828
   Allowance for doubtful accounts                         (5,431)      (22,089)
   Expenses paid through issuance of stock                 18,000        50,800
   Debt paid through issuance of stock                       --          46,666
Changes in assets & liabilities:
    Accounts receivable                                  (117,139)     (510,716)
    Inventory                                             (96,813)     (350,908)
    Prepaid exp & other assets                             46,384       (88,405)
    Accounts payable                                      147,863      (513,171)
    Accrued liabilities                                  (183,377)      273,323
    Customer advances                                        --          71,260
                                                      -----------   -----------
Net cash provided by (used in) operating activities       393,034      (661,200)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property, plant & equipment              (1,003,302)     (254,764)
   Leasehold improvements                                    --         (35,094)
                                                      -----------   -----------
Net cash used in investing activities                  (1,003,302)     (289,858)

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                         (35,551)         --
   Repayment of debt                                      (15,000)     (716,747)
   Proceeds from long-term debt, net of repayments        511,573       377,189
   Proceeds from issuance of common stock                    --       1,243,976
   Proceeds from exercise of warrants                     175,118
   Payment on capital lease obligations                   (23,062)       (1,716)
                                                      -----------   -----------
Net cash provided by financing activities                 613,078       902,702

Net increase (decrease) in cash                             2,810       (48,356)

Cash balance - beginning                                    5,176       206,075
                                                      -----------   -----------
Cash balance - ending                                 $     7,986   $   157,719
                                                      ===========   ===========

                              LUNN INDUSTRIES, INC.
                                 AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              CONDENSED STATEMENTS


NOTE 1 - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The information contained in the condensed consolidated financial statements for the period ended March 31, 1997 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. Those financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent Annual Report on Form 10-KSB.

     The unaudited results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - STOCK OFFERING

     On March 21, 1996, the Company sold 3.5 million shares of its common stock for $.40 per share in a private placement. Total proceeds, net of underwriting commissions and expenses were approximately $1,244,000. Through the first quarter of 1996, the Company had used $581,000 of the proceeds to reduce its bank debt obligations, pay down a portion of the outstanding balance due to bridge lenders, and reduce its obligation to a shareholder. The balance has been applied toward working capital. In addition, during the first quarter of 1996, the Company issued 229,666 shares of its common stock to pay expenses and reduce debt valued at $97,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Aided by strong gains in both the composite and aluminum honeycomb segments, the Company reported a 153% increase in first quarter consolidated net income, which rose to $235 thousand, or $.02 a share, up from $93 thousand or $.01 per share in the year earlier period.

     First quarter 1997 consolidated sales rose by 19% over the prior year period, from $4.2 million to $5.0 million. In the composite segment, first quarter 1997 sales were $1.7 million, an increase of $400 thousand or 31% compared to sales of $1.3 million in the year earlier period. This increase in composite product sales resulted from increased composite mast fairing, Seawolf submarine and fuel tank shipments to the U.S. Government, as well as increased metal bonded assembly shipments to the aerospace and commercial aircraft markets. Aluminum honeycomb sales for the first quarter 1997 were $3.3 million, an increase of $400 thousand or 14% compared to sales of $2.9 million in the year earlier period. The increase in honeycomb product sales reflects the continued recovery of the aerospace and commercial aircraft markets, development of non-aerospace business and the broadening of Alcore's product line and capabilities.

     Backlog of customer orders as of March 31, 1997 increased to $29.5 million compared to $15.7 million, an increase of $13.8 million or 88%.

     The Company's consolidated operating income for the first quarter 1997 was $316 thousand, an increase of $106 thousand or 50% compared to $210 thousand during the first quarter 1996. First quarter operating income for the composite segment for 1997 was $70 thousand, an increase of $56 thousand compared to $14 thousand during the first quarter 1996. The aluminum honeycomb segment operating income was $246 thousand, an increase of $50 thousand or 25%, compared to $196 thousand during the first quarter of 1996. Improved consolidated operating income for 1997 resulted from higher sales as well as reduced SG & A expenses, which were 16.2% of sales in the first quarter 1997 compared to 17.6% during a similar period in 1996.

     Interest expense for the first quarter 1997 was $111 thousand, a decrease of $15 thousand compared to the first quarter of 1996, despite expanded use of the Company's $6 million credit facility with First Union Bank of Maryland, as a result of a more favorable interest rate on the new agreement.

     The Company strengthened its honeycomb manufacturing organization and production process, increased its emphasis on value-added special process production and initiated a program to acquire, expand and upgrade the honeycomb manufacturing facility in Belcamp, Maryland. On March 17, 1997, the Company agreed to purchase its Belcamp, Maryland facility. The purchase price for the building and property is $2.025 million. The Company intends to finance the purchase with bonds issued by the Maryland Industrial Development Financing Authority, which is anticipated to be consummated May 1997.

FINANCIAL CONDITION

     Net cash provided from operations during the first three months of 1997 was $393 thousand, compared to $661 thousand used during the corresponding period of 1996. Net cash provided from operations in the first three months of 1997 was comprised of $235 thousand net income plus $361 thousand in non-cash items offset by approximately $203 thousand in change in assets and liabilities related to accounts receivable, inventory, accounts payable and other liabilities. Net cash used from operations in the first three months of 1996 was $661 thousand, and consisted of $93 thousand from net income, $364 thousand of non-cash items and change in assets and liabilities of approximately $1.118 million.

     Net cash used in investing activities during 1997 was $1.0 million, comprised of $354 thousand utilized for the purchase of machinery and equipment and $649 thousand for construction in progress at the Glen Cove, New York and Belcamp, Maryland facilities.

     Net cash provided by financing activities was approximately $613 thousand, comprised of $512 thousand from additional financing from the Company's line of credit and $175 thousand from the issuance of stock due to the exercise of 437,794 outstanding warrants due to expire in January, 1997, offset by repayment of debit obligations and cash overdraft of $74 thousand.

     In January 17, 1997, the Company converted a $360,000 note and accrued interest into 945,000 shares of common stock. In January, 1995, the Company had borrowed $360,000 and issued a note for repayment on or before January 17,1997, with interest at 10% to be paid semi-annually in common stock. The note was convertible into 900,000 shares of common stock at the option of the holder at any time during the term of the note.

     On January 31, 1997, 440,363 outstanding warrants were due to expire. These warrants gave the holders the right to convert each warrant into one share of Lunn Industries common stock at the exercise price of $.40 per share for each warrant held. Before expiration, 437,794 warrants were exercised, and 2,569 warrants were not exercised and subsequently expired. Proceeds from the exercise of the warrants was $175,118.

     The Company believes it has sufficient capital resources to operate successfully over the remainder of 1997. The Company is operating close to its 1997 plan, and capital improvements and enhancements to equipment and facilities in New York and Maryland are under way to support the increased production, provide environmental process controls and continue to meet environmental compliance requirements. The Company believes, based on the current quarter results, that operating cash flow and depreciation will be sufficient to support its capital needs. However, should circumstances arise affecting cash flow or requiring additional capital expenditures beyond those anticipated by the Company, there can be no assurance that such funds will be available. (See "Forward-looking Statements - Cautionary Factors.")

Recent Accounting Pronouncements:


     The Financial Accounting Standards Board has issued Statement 128, "Earnings per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 15,1997, including interim periods. The Statement does not permit early application and requires restatement of all prior period EPS data presented. Adoption of Statement 128 will not affect the Company's consolidated financial position or results of operations; however, the impact on previously reported EPS data is currently unknown.

Forward Looking Statements - Cautionary Factors

     Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks, some of which are discussed at appropriate points in the Report and are also summarized as follows:

          1. The U.S. Government is a significant customer of the Company, representing 12.7 percent of its revenue. With the continuing pressure to reduce government spending, in addition to the worldwide political climate creating an environment of less visible military threats to the united States, the de-emphasis in military spending is expected to continue. This could potentially have a material adverse effect on future projects upon which the Company's backlog is based and upon programs the Company is pursuing.

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


Item 6. Exhibits and Reports


(a)  Exhibits

     Exhibit 27
     Financial Data Schedule

(b)  Reports on Form 8-K.

     None

                              LUNN INDUSTRIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                      LUNN INDUSTRIES, INC.

                                      Dated:   May 15, 1997

                                      By:/s/ Lawrence Schwartz
                                         --------------------------
                                         Lawrence Schwartz
                                         Vice President, Secretary and Treasurer
                                         (Chief Accounting Officer)