Form 10QSB
period 1997-06-30
LUNN INDUSTRIES INC /DE/
filed 1997-08-14
CIK 60911

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES /X/    NO / /

The aggregate number of shares of Common Stock outstanding as of August 5, 1997 was 12,762,293.

Transitional Small Business Disclosure Format (check one)

         Yes / /      No    /X/

                                     PART I
                             FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 1997

                                     ASSETS

                                               June 30,
                                                1997
                                             (unaudited)
                                             -----------

CURRENT ASSETS
  Cash                                            11,608
  Accounts receivable - trade, net of
     allowance for doubtful accounts of
     approximately $116,000                    3,011,896
  Inventories                                  4,639,999
  Prepaid expense and other current assets       474,338
                                              ----------

     TOTAL CURRENT ASSETS                      8,137,841
                                              ==========

Property and equipment - net of accumulated
  depreciation of $5,513,669                  12,571,201
                                              ----------


Other Assets:
  Security deposits and other assets             163,680
  Goodwill and other intangibles, net of
    accumulated amortization of $127,277         395,789
                                              ----------

Total other assets                               559,469

        TOTAL ASSETS                          21,268,511
                                              ==========

                     LUNN INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                                JUNE 30, 1997

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        JUNE 30,
                                                          1997
                                                       (unaudited)
                                                       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                                           291,779
  Current portion of obligations under capital lease        98,624
  Accounts payable - trade                                 949,183
  Accrued liabilities                                      281,063
                                                       -----------
      TOTAL CURRENT LIABILITIES                          1,620,649
                                                       -----------
LONG-TERM LIABILITIES:
  Bond payable                                           2,398,844
  Long-term debt                                         5,101,502
  Obligation under capital lease, net of
    current portion                                        242,856
                                                       -----------
      TOTAL LONG TERM LIABILITIES                        7,743,202
                                                       -----------
          TOTAL LIABILITIES                              9,363,851
                                                       -----------
STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par value; authorized
     1,000,000 shares; no shares issued and
     outstanding                                                 -
  Common stock: par value $.01 per share;
     authorized 30,000,000 shares; issued
     and outstanding 12,814,793                            128,148
Additional paid-in capital                              14,458,433
Accumulated deficit                                     (2,681,584)
                                                       -----------
                                                        11,904,997

Less treasury stock (150 shares)                              (337)
                                                       -----------
TOTAL STOCKHOLDERS' EQUITY                              11,904,660
                                                       -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    21,268,511
                                                       ===========

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)




                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                           1997          1996              1997           1996
                                                       ------------    ------------    ------------    ------------
Net Sales                                              $  5,704,791    $  4,641,694    $ 10,725,570    $  8,855,004

Cost of sales                                             4,349,240       3,679,946       8,238,530       6,942,619
                                                       ------------    ------------    ------------    ------------
Gross income                                              1,355,551         961,748       2,487,040       1,912,385

Selling, general and administrative expenses                813,321         653,850       1,628,846       1,394,785
                                                       ------------    ------------    ------------    ------------

Operating income                                            542,230         307,898         858,194         517,600

Other income (expenses):
  Interest expense, net                                    (121,715)       (121,376)       (232,797)       (247,721)
  Other, net                                                 (6,778)         14,844          23,408          24,950
                                                       ------------    ------------    ------------    ------------
                                                           (128,493)       (106,532)       (209,389)       (222,771)

Income before provision for income taxes                    413,737         201,366         648,805         294,829

Provision for income taxes                                    1,000               0           1,000               0
                                                       ------------    ------------    ------------    ------------

Net Income                                             $    412,737    $    201,366    $    647,805    $    294,829
                                                       ============    ============    ============    ============
Weighted average number of common shares outstanding     13,355,951      13,218,710      13,285,299       9,912,769

Income per share                                       $       0.03    $       0.02    $       0.05    $       0.03
                                                       ============    ============    ============    ============


                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                             1997               1996
                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                            $    647,805       $    294,829
Adjustments to reconcile net income
  provided by operating activities:
Depreciation and amortization                 727,262            561,717
Allowance for doubtful accounts               (60,718)           (57,149)
Expenses paid through issuance of stock        18,000             71,800
Debt paid through issuance of stock                 -             46,666
Changes in assets & liabilities:
   Accounts receivable                         65,460         (1,099,901)
   Inventory                                  125,818           (532,878)
   Prepaid exp & other assets                 (88,660)           (70,903)
   Accounts payable                          (395,900)          (360,109)
   Accrued liabilities                       (270,090)           256,127
                                         ------------       ------------
Net cash provided by (used in)
   operating activities                       768,977           (889,801)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of land and building              (2,332,089)                 -
Purchase of plant and equipment            (1,693,734)          (467,919)
Leasehold improvements                              -            (35,094)
                                         ------------       ------------
Net cash used in investing activities      (4,025,823)          (503,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft                                166,850                  -
Repayment of debt                             (15,000)          (858,830)
Proceeds from long-term debt,
  net of repayments                           582,379            850,015
Proceeds from IDA Bond, net of
  issuance cost                             2,398,844                  -
Proceeds from issuance, of common stock             -          1,273,225
Proceeds from exercise of warrants            175,118                  -
Payment on capital lease obligations          (44,913)             7,375
                                         ------------       ------------
Net cash provided by financing
  activities                                3,263,278          1,271,785

Net increase (decrease) in cash                 6,432           (121,029)

Cash balance - beginning                        5,176            206,075
                                         ------------       ------------
Cash balance - ending                    $     11,608       $     85,046
                                         ============       ============

                              LUNN INDUSTRIES, INC.
                                 AND SUBSIDIARY

                              NOTES TO CONSOLIDATED
                              CONDENSED STATEMENTS

NOTE 1 - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The information contained in the consolidated condensed financial statements for the period ended June 30, 1997 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

         These financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent Annual Report on Form 10-KSB.

         The unaudited results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - BOND FINANCING:

During May and July, 1997, the Company completed financing arrangements with the State of Maryland and Harford County, Maryland to finance the purchase, expansion and rehabilitation of the Company's Belcamp, Maryland honeycomb manufacturing facility. The financing arrangement included the issuance on May 14, 1997 of $2.6 million in fifteen-year tax-exempt industrial development bonds. Additionally, on July 7, 1997 the Company received a 10-year $810 thousand loan from the Maryland Industrial and Commercial Redevelopment Fund (MICRF), plus a five-year $60 thousand loan and three year $30 thousand tax credit from Harford County, Maryland.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

Continuing gains in both the composite and aluminum honeycomb business segments have enabled the Company to report a 105% increase in second quarter consolidated net income over that of the same quarter last year. Consolidated net income for the quarter ended June 30, 1997 rose to $413 thousand or $.03 a share, up from $201 thousand or $.02 per share over the same period last year. Consolidated net income for the first six months of 1997 was $648 thousand, or $.05 per share, an increase of 120%, compared to $295 thousand or $.03 per share during the first six months of 1996.

Consolidated sales during the second quarter of 1997 were $5.7 million compared to $4.6 million in the second quarter of 1996, an increase of 23%. Consolidated sales for the first six months of 1997 were $10.7 million compared to $8.9 million in 1996, an increase of 21%. Quarterly and six months sales increases were reflected across all business segments of the Company, due primarily to increased demand for commercial and military aircraft and aerospace materials and assemblies.

Sales for the aluminum honeycomb segment for the second quarter and first six months of 1997 increased to $3.8 and $7.1 million, respectively, compared to $3.1 and $6.1 million, respectively during similar periods in 1996. Increased honeycomb sales resulted from a number of factors, including startup and full production rate on engine nacelle honeycomb assemblies for the C-17 program and honeycomb control surfaces for the 767 and 757 Boeing programs. General overall aircraft build rate increases further added to the increased sales volume.

Sales for the composite segment for the second quarter and first six months of 1997 increased to $1.9 million and $3.6 million, respectively, compared to $1.5 and $2.8 million for 1996. Improved composite sales resulted primarily from increased shipments of bonded assemblies for military and commercial aircraft, space and other aerospace applications.

The backlog of customer orders as of June 30, 1997 increased to $30.4 million, an increase of $18.8 million or 162% compared to a backlog of $11.6 million at the end of the second quarter 1996.

Consolidated operating income for the second quarter 1997 was $542 thousand compared to $308 thousand in the second quarter of 1996, an increase of 76%. Consolidated operating income for the first six months of 1997 was $858 thousand compared to $518 thousand in 1996, an increase of 66%. Operating income for the aluminum honeycomb segment for the second quarter and first six months of 1997 increased to $383 thousand and $629 thousand, respectively, compared to $292 thousand and $488 thousand, respectively during similar periods in 1996. Operating income for the composite segment for the second quarter and first six months of 1997 increased to $159 thousand and $229 thousand respectively, compared to $16 thousand and $30 thousand respectively during similar periods in 1996. The overall improvements in consolidated operating income for 1997 resulted from higher sales and increased productivity from larger long-term contracts, improved gross margin (23% vs. 21.5%) and reduced selling, marketing and administrative expenses (15% vs. 16%).

Interest expense for the second quarter 1997 was $122 thousand compared to $121 thousand in the second quarter of 1996. Interest expense for the first six months of 1997 was $233 thousand on $5.4 million loans outstanding, compared to $248 thousand on $4.1 million loans outstanding in 1996, a decrease of 6%. The interest rate in 1996 was prime plus 2-1/2% (10-1/2%) vs. 8.65% in 1997.

The expansion and rehabilitation of the Belcamp, Maryland facility are scheduled for completion during the fourth quarter of 1997 and will support expanding production requirements for engine nacelle honeycomb for the military C-17 aircraft program and honeycomb control surfaces for Boeing 767 and 757 aircraft programs.

On June 6, 1997, the Company entered into a merger agreement with Technical Products Group, Inc. ("TPG"), headquartered in Atlanta, Georgia to merge TPG with and into Lunn, with Lunn being the surviving corporation. TPG is a privately held Delaware corporation formed by the acquisition of the assets of three operating units of the Brunswick Technical Group of Brunswick Corporation. TPG is a major supplier of advanced composite material products to the aerospace, defense and commercial markets. TPG's products include radomes, aircraft components, engine components, rocket motor cases, missile and satellite composite structures, pressure vessels, relocatable shelters, missile launch tubes, torque shafts and fuel tanks, as well as a wide range of integrated defense systems, including electro-optical systems, chemical detection systems, ordnance delivery systems and lightweight camouflage systems.

Upon consummation of the merger, each outstanding share of Lunn common stock will be converted into 0.1 shares of newly-issued common stock of the combined company. Each outstanding share of TPG common stock will be converted into
8.3028 shares of the common stock of the combined company. The combined company will succeed to and assume all of the rights and obligations of TPG and Lunn. In addition, the combined company will assume all TPG options, Lunn options and Lunn warrants, each such option and warrant to become exercisable for the number of whole shares of the combined company's common stock equal to the number of shares of TPG common stock or Lunn common stock covered thereby immediately prior to the merger multiplied by 0.1 in the case of Lunn options and Lunn warrants and 8.3028 in the case of TPG options.

On June 25, 1997 the Company filed an S-4 Registration Statement and Combined Proxy with the Securities and Exchange Commission. Once the Registration Statement is declared effective, the Company will establish a record date, send proxy materials to all shareholders and schedule and hold an annual meeting of shareholders to vote on the proposed merger. It is anticipated that, unless delayed by unforeseen circumstances, the proxy solicitation and annual meeting will take place either late in the third quarter or early in the fourth quarter of 1997.

FINANCIAL CONDITION

Net cash provided from operations during the first six months of 1997 was $769 thousand, compared to $890 thousand cash used in operations during the same period in 1996. Net cash provided during the first six months of 1997 was comprised of $648 thousand net income plus $684 thousand in non-cash items, primarily depreciation, offset by $563 thousand in changes in assets and liabilities. Net cash used in operations during the first six months of 1996 consisted of $295 thousand net income, plus $623 thousand in non-cash items, again primarily depreciation, offset by $1.808 million in changes in assets and liabilities.


Net cash used in investing activities during the first six months of 1997 was $4.026 million. This was comprised of $2.332 million utilized for the purchase of the Company's honeycomb manufacturing facility located in Belcamp, MD, $493 thousand for the purchase of new machinery and equipment and $1.201 million for construction in progress at the Company's facilities located in Belcamp, Maryland and Glen Cove, New York.

Net cash provided by financing activities was approximately $3.263 million, comprised primarily of $2.399 million proceeds from the State of Maryland Industrial Development Bonds, $175 thousand proceeds from the exercise of warrants and $582 thousand in increased borrowing against the Company's revolving credit facility.

On May 14, 1997, the Company entered into a financing agreement with the State of Maryland to provide $2.6 million in 15 year tax-exempt industrial development bonds bearing interest at a variable rate adjusted weekly to finance the purchase of the Company's Belcamp, Maryland honeycomb manufacturing facility and an adjacent 3.2 acre parcel of land. Previously, on April 17, 1997, the Company entered into an interest rate hedge agreement with First Union Bank of Maryland to fix the interest rate on the tax exempt bonds at 5.07% through the year 2012.

Additionally, on July 7, 1997, in conjunction with the tax exempt bond financing noted above, the Company entered into a ten-year $810 thousand Maryland Industrial and Commercial Redevelopment Fund (MICRF) loan agreement with interest set at a fixed rate of 5.1% annually, plus a five-year $60 thousand loan from Harford County, Maryland with interest set at a fixed rate of 5.5% and a $30 thousand Harford County, Maryland three year tax credit. The proceeds of these loans are intended to finance the expansion and rehabilitation of the Belcamp, Maryland honeycomb facility.

The Company believes it has sufficient capital resources to operate successfully over the next twelve months. Capital expenditure projects are being implemented in accordance with the Company's 1997 capital plan to ensure adequate capacity, facilities and support are available to meet anticipated increased demand for the Company's products. The Company believes that, based on current quarter and six-month results, operating cash flow together with credit availability under the Company's revolving credit line will be sufficient to support its working capital needs. However, should circumstances arise affecting cash flow or requiring additional capital expenditures beyond those anticipated, there can be no assurances that such funds will be available. (See "Forward-Looking Statements - Cautionary Factors.")

Recent Accounting Pronouncements:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Statements of an Enterprise and Related Information"( Statement 131). Statement 131 establishes standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for the period beginning after December 15,1997. The statement permits early application and requires restatements of all prior periods. The Company is currently evaluating the requirements of Statement 131, but does not believe that the adoption of Statement 131 will have a material effect on previously reported segment information.

Forward Looking Statements - Cautionary Factors

Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks, some of which are discussed at appropriate points in the Report and are also summarized as follows:

1. The U.S. Government is a significant customer of the Company. Prime contracts represent 9% of its revenues for the six months ended June 30, 1997. With the continuing pressure to reduce government spending, in addition to the worldwide political climate creating an environment of less visible military threats to the united States, the de-emphasis in military spending is expected to continue. This could potentially have a material adverse effect on future projects upon which the Company's backlog is based and upon programs the Company is pursuing.

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

Subsequent Events

On August 1, 1997, the Company's wholly-owned subsidiary, Alcore, entered into a technology license agreement with Showa Aircraft Industry Co., Ltd. of Japan ("Showa") for an initial term of ten years with an additional five year term upon the consent of Alcore and Showa. The agreement calls for Alcore to supply Showa all appropriate and necessary technical documentation, processes and production know-how to enable Showa to manufacture and sell PAA (phosphoric acid anodized) aluminum honeycomb exclusively in Japan, Asia and the Pacific Rim countries. The agreement also provides that Cytec Engineered Materials, Inc. ("Cytec"), Alcore's exclusive supplier of certain proprietary primer and adhesive materials for PAA honeycomb, to offer the same primer and adhesive materials to Showa for the duration of the term of the exclusive agreement between Alcore and Cytec. In the interim period before Showa establishes full PAA honeycomb manufacturing capability, including the capability to PAA anodize and prime aluminum foil, the agreement calls for Alcore to supply Showa PAA anodized and primed foil for use by Showa in the manufacture of PAA honeycomb. Additionally, the agreement called for Alcore to support Showa's efforts to secure full PAA honeycomb qualification by Boeing and other aircraft manufacturers on an expedited basis. In return for the technology transfer, Showa paid Alcore $500 thousand plus $100 thousand additional to be paid at the time Showa begins full PAA honeycomb production utilizing Showa PAA anodized and primed aluminum foil. Additionally, Showa will pay royalties of 4% for a period of five years on sales of all Showa produced PAA honeycomb utilizing Showa PAA anodized and primed aluminum foil.

Item 6.  Exhibits and Reports

(a)      Exhibits

None

(b)      Reports on Form 8-K.

The Company filed a Report on Form 8-K dated May 15, 1997, reporting under the
Item 2. Acquisition or Disposition of Assets, that on May 15, 1997, Alcore, Inc. ("Alcore"), a wholly owned subsidiary of the Company purchased two adjacent parcels of land containing approximately 7.29 acres, in the aggregate, in the Riverside Business Park at 1324 and 1326 Brass Mill Road in Belcamp, Maryland together with all improvements located thereon including a building containing approximately 50,000 square feet, which Alcore previously leased. There were no financial statements filed with this Report.

                             LUNN INDUSTRIES, INC.


                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                              LUNN INDUSTRIES, INC.


                              Dated:   August 13,  1997



                              By:      s/Lawrence Schwartz
                                       -------------------
                                       Lawrence Schwartz
                                       Vice President, Secretary and Treasurer
                                       Chief Financial and Accounting Officer