Form 10QSB
period 1997-09-30
ADVANCED TECHNICAL PRODUCTS INC
filed 1997-11-14
CIK 60911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
     Act of 1934 For the quarterly period ended:   SEPTEMBER 30, 1997



[ ] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act For the transition period from ______________ to ________________

                          COMMISSION FILE NUMBER 0-1298

                        ADVANCED TECHNICAL PRODUCTS, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                                               11-1581582
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


             3353 Peachtree Road, Suite 920, Atlanta, Georgia 30326
                    (Address of Principal Executive Offices)

                                 (404) 231-7272
                (Issuer's Telephone Number, Including Area Code)

                              LUNN INDUSTRIES, INC.
                   (Former name, if changed since last report)

              1 Garvies Point Road, Glen Cove, New York 11542-2828
                 (Former Address of Principal Executive Offices)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                     YES [X]         NO [ ]

The aggregate number of shares of Common Stock outstanding as of October 30, 1997 was 12,767,293.

Transitional Small Business Disclosure Format (check one)
      Yes [ ]     No   [X]

                       ADVANCED TECHNICAL PRODUCTS, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................1

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Results of Operations.........................................6
         Financial Condition...........................................7
         Subsequent Events.............................................8
         Recent Accounting Pronouncements..............................9
         Forward Looking Statements - Cautionary Factors...............9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................10

Item 6.  Exhibits and Reports on Form 8-K.............................10

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            LUNN INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1997

                                     ASSETS
                                                                  SEPTEMBER 30,
                                                                      1997
                                                                  -----------
                                                                   (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalent ...................................... $    18,011
  Accounts Receivable - trade, net of allowance for doubtful
     accounts of approximately $120,721 .........................   3,548,536
  Inventories ...................................................   4,893,466
  Prepaid expense and other current assets ......................     742,531
                                                                  -----------
     TOTAL CURRENT ASSETS .......................................   9,202,544
                                                                  -----------
Property and equipment - net of accumulated
  depreciation of $5,879,139 ....................................  12,715,504
                                                                  -----------
Other Assets:
  Security deposits and other assets ............................     262,847
  Goodwill and other intangibles, net of accumulated
    amortization of $139,756 ....................................     383,309
                                                                  -----------
Total other assets ..............................................     646,156

        TOTAL ASSETS ............................................ $22,564,204
                                                                  ===========

                       LUNN INDUSTRIES, INC. AND SUBSIDIARY
                       CONSOLIDATED CONDENSED BALANCE SHEET
                                SEPTEMBER 30, 1997

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  SEPTEMBER 30,
                                                                      1997
                                                                 ------------
                                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Cash overdraft ..............................................  $    245,059
  Accounts Payable - trade ....................................     1,005,434
  Accrued Liabilities .........................................       592,183
 Capital Lease Obligations ....................................        98,624
                                                                 ------------
      TOTAL CURRENT LIABILITIES ...............................     1,941,300
                                                                 ------------
LONG-TERM LIABILITIES:
  Long-term debt ..............................................     7,701,678
  Obligation under capital lease net of current portion .......       215,851
                                                                 ------------
      TOTAL LONG TERM LIABILITIES .............................     7,917,529
                                                                 ------------
          TOTAL LIABILITIES ...................................     9,858,829
                                                                 ------------
STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par value; authorized 1,000,000
     shares; no shares issued and outstanding .................          --
  Common stock: par value $.01 per share; authorized
     30,000,000 shares; issued and outstanding 12,767,293 .....       127,673
Additional paid-in capital ....................................    14,441,033
Accumulated deficit ...........................................    (1,862,994)
                                                                 ------------
                                                                   12,705,712

Less treasury stock (150 shares) ..............................          (337)
                                                                 ------------
TOTAL STOCKHOLDERS' EQUITY ....................................    12,705,375
                                                                 ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............  $ 22,564,204
                                                                 ============

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 ------------------------------      ------------------------------
                                                                    1997               1996              1997              1996
                                                                 ------------      ------------      ------------      ------------
NET SALES ..................................................     $  6,124,015      $  4,508,480      $ 16,849,585      $ 13,363,484

Cost of sales ..............................................        4,462,871         3,473,256        12,701,401        10,415,876
                                                                 ------------      ------------      ------------      ------------
Gross income ...............................................        1,661,144         1,035,224         4,148,184         2,947,608

Selling, general and administrative expenses ...............        1,066,554           720,124         2,695,400         2,114,909
                                                                 ------------      ------------      ------------      ------------
Operating income ...........................................          594,590           315,100         1,452,784           832,699

Other income (expenses):
  Interest expense, net ....................................         (147,042)         (126,349)         (379,839)         (374,040)
  Other income, net ........................................          371,041           (13,085)          394,449            11,865
                                                                 ------------      ------------      ------------      ------------
                                                                      223,999          (139,434)           14,610          (362,175)

Income before provision for income taxes ...................          818,589           175,666         1,467,394           470,524

Provision for income taxes .................................                0                 0             1,000                 0
                                                                 ------------      ------------      ------------      ------------
NET INCOME .................................................     $    818,589      $    175,666      $  1,466,394      $    470,524
                                                                 ============      ============      ============      ============

Weighted average number of common shares outstanding .......       13,680,884        13,159,823        13,490,257         9,974,298

Income per share ...........................................     $       0.06      $       0.01      $       0.11      $       0.05
                                                                 ============      ============      ============      ============

                      LUNN INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                          1997          1996
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ......................................  $ 1,466,394   $   470,524
Adjustments to reconcile net income
Provided by operating activities:
   Depreciation and amortization ...................    1,105,212       898,264
   Allowance for doubtful accounts .................      (56,167)       86,373
   Expenses paid through issuance of stock .........       18,000        71,800
   Debt paid through issuance of stock .............         --          46,666
Changes in assets & liabilities:
    Accounts receivable ............................     (475,731)   (1,212,148)
    Inventory ......................................     (127,649)     (662,239)
    Prepaid exp & other assets .....................     (385,393)     (140,885)
    Accounts payable ...............................     (339,649)     (335,988)
    Accrued liabilities ............................       50,031       156,000
    Customer advances ..............................                    117,085
                                                      -----------   -----------
Net cash provided by (used in) operating activities     1,255,048      (504,548)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of land and building ....................   (2,351,556)
  Purchase of plant and equipment ..................   (2,172,645)   (1,122,814)
  Leasehold improvements ...........................      (11,395)      (32,194)
  Other Investments - Tubus Bauer ..................      (99,167)
                                                      -----------   -----------
Net cash used in investing activities ..............   (4,634,763)   (1,155,008)

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdraft ..................................      120,130          --
   Repayment of debt ...............................      (15,000)     (990,889)
   Proceeds from long-term debt, net of repayments .      529,379       925,649
   Proceeds from IDA Bond Issue ....................    2,653,176
   Proceeds from issuance of common stock ..........         --       1,294,350
   Proceeds from exercise of warrants & options ....      176,783
   Payment/Increase on capital lease obligations ...      (71,918)      231,652
                                                      -----------   -----------
Net cash provided by financing activities ..........    3,392,550     1,460,762

Net increase (decrease) in cash ....................       12,835      (198,794)

Cash balance - beginning ...........................        5,176       206,075
                                                      -----------   -----------
Cash balance - ending ..............................  $    18,011   $     7,281
                                                      ===========   ===========

                            LUNN INDUSTRIES, INC.
                                AND SUBSIDIARY

                            NOTES TO CONSOLIDATED
                             CONDENSED STATEMENTS



NOTE 1 - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      The information contained in the consolidated condensed financial statements for the period ended September 30, 1997 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

      These financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's annual financial statements as reported in its most recent Annual Report on Form 10-KSB.

      The unaudited results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - BOND FINANCING:

      During May and July, 1997 the Company completed financing arrangements with the State of Maryland and Harford County, Maryland to finance the purchase, expansion and rehabilitation of the Company's Belcamp, Maryland honeycomb manufacturing facility. The financing arrangement included the issuance on May 14, 1997 of $2.6 million in fifteen-year tax-exempt industrial development bonds. Additionally, on July 7, 1997, the Company received a 10-year $810 thousand loan from the Maryland Industrial and Commercial Redevelopment Fund (MICRF), plus a five-year $60 thousand loan and three year $30 thousand tax credit from Harford County, Maryland.
                                     -5-

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The company continues to report profitable operating results for the third quarter ended September 30, 1997. Consolidated net income for the quarter ended September 30, 1997 rose to $819 thousand, or $.06 a share, up from $176 thousand, or $.01 per share, an increase of 366% over the same period last year. Consolidated net income for the first nine months of 1997 was $1,466 thousand, or $.11 per share, an increase of 212%, compared to $471 thousand or $ .05 per share during the first nine months of 1996.

Consolidated sales during the third quarter of 1997 were $6.1 million compared to $4.5 million in the third quarter of 1996, an increase of 36%. Consolidated sales for the first nine months of 1997 were $16.8 million compared to $13.4 million in 1996, an increase of 26%. Quarterly and nine months sales increases were reflected across the aluminum honeycomb and bonding segments with a slight decrease in the composite segment. This is due primarily to increase demand for commercial and military aircraft and aerospace materials and assemblies and a flatness in the demand for military composites.

Sales for the aluminum honeycomb segment for the third quarter and first nine months of 1997 increased to $4.4 and $11.5 million, respectively, compared to $2.8 and $8.9 million, respectively during similar periods in 1996. Increased honeycomb sales continued, due to results from a number of factors, including startup and full production rate on engine nacelle honeycomb assemblies for the C-17 program and honeycomb control surfaces for the 767 and 757 Boeing programs. General overall aircraft build rate increases further added to the increased sales volume.

Sales for the bonding/composite segments for the third quarter and first nine months of 1997 were $1.7 million and $ 5.3 million, respectively, compared to $1.7 and $ 4.5 million for 1996. Improved bonding/composite sales resulted primarily from bonded assemblies for military and commercial aircraft, space and other aerospace applications.

The backlog of customer orders as of September 30, 1997 increased to approximately $32 million, an increase of $12.4 million or 63% compared to a backlog of $19.6 million at the end of the third quarter of 1996.

Consolidated operating income for the third quarter 1997 was $595 thousand compared to $315 thousand in the third quarter of 1997, an increase of 89%. Consolidated operating income for the first nine months of 1997 was approximately $1.5 million compared to $833 thousand in 1996, an increase of 75%. Operating income for the aluminum honeycomb segment for the third quarter and first nine months of 1997 increased to $524 thousand and $1.2 million, respectively, compared to $175 thousand and $663 thousand respectively during similar periods in 1996. Operating income for the bonding/composite segment for the third quarter of 1997 decreased to $71 thousand compared to $140 thousand during similar period in 1996. Operating income for the bonding/composite segment for the first nine months of 1997 increased to $300 thousand, compared to $170 thousand during similar period in 1996. The overall improvement in consolidated operating income for 1997 resulted from higher sales and increased productivity from larger long-term contracts and improved gross margin (24.6% vs. 22.1%).

Interest expense for the third quarter 1997 was $147 thousand compared to $126 thousand in the third quarter of 1996. Interest expense for the first nine months of 1997 was $380 thousand on $7.7 million loans outstanding, compared to $374 thousand on $4.0 million loans outstanding in 1996. The interest rate in 1996 was prime plus 2-1/2% (10-1/2%) vs. 8.65% in 1997.

The expansion and rehabilitation of the Belcamp, Maryland facility are scheduled for completion during the fourth quarter of 1997 and will support expanding production requirements for engine nacelle honeycomb for the military C-17 aircraft program and honeycomb control surfaces for Boeing 767 and 757 aircraft programs.

On August 1, 1997, the Company's wholly-owned subsidiary, Alcore, entered into a technology license agreement with Showa Aircraft Industry Co., Ltd. of Japan ("Showa") for an initial term of ten years with an additional five year term upon the consent of Alcore and Showa. The agreement calls for Alcore to supply Showa all appropriate and necessary technical documentation, processes and production know-how to enable Showa to manufacture and sell PAA (phosphoric acid anodized) aluminum honeycomb exclusively in Japan, Asia and the Pacific Rim countries. The agreement also provides that Cytec Engineered Materials, Inc. ("Cytec"), Alcore's exclusive supplier of certain proprietary primer and adhesive materials for PAA honeycomb, to offer the same primer and adhesive materials to Showa for the duration of the term of the exclusive agreement between Alcore and Cytec. In the interim, period before Showa establishes full PAA honeycomb manufacturing capability, including the capability to PAA anodize and prime aluminum foil, the agreement calls for the Alcore to supply Showa PAA anodized and primed foil for use by Showa in the manufacture of PAA honeycomb. Additionally, the agreement called for Alcore to support Showa's efforts to secure full PAA honeycomb qualification by Boeing and other aircraft manufacturers on an expedited basis. In return for the technology transfer, Showa paid Alcore $500 thousand plus $100 thousand additional to be paid at the time Showa begins full PAA honeycomb production utilizing Showa PAA anodized and primed aluminum foil. Additionally, Showa will pay royalties of 4% for a period of five years on sales of all Showa produced PAA honeycomb utilizing Showa PAA anodized and primed aluminum foil.

FINANCIAL CONDITION

Net cash provided from operations during the first nine months of 1997 was $1,225 thousand, compared to $505 thousand cash used in operations during the same period in 1996. Net cash provided during the first nine months of 1997 was comprised of $1,466 thousand net income plus $1,067 thousand in non-cash items, primarily depreciation, offset by $1,308 thousand in changes in assets and liabilities. Net cash used in operations during the first nine months of 1996 consisted of $504 thousand net income, plus $1,103 thousand in non-cash items, again primarily depreciation, offset by $2,078 thousand in changes in assets and liabilities.

Net cash used in investing activities during the first nine months of 1997 was $4.6 million. This was primarily comprised of $2.4 million utilized for the purchase of the Company's aluminum honeycomb manufacturing facility located in Belcamp, MD, $.6 million for the purchase of new machinery and equipment and $1.6 million for construction in progress at the Company's facilities located in Belcamp, Maryland and Glen Cove, New York.

Net cash provided by financing activities was approximately $3.4 million, comprised primarily of $2.7 million proceeds from the State of Maryland Industrial Development Bonds, $.2 million proceeds from the exercise of warrants and options, and $.5 million in increased borrowing against the Company's revolving credit facility.

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

The Company believes it has sufficient capital resources to operate successfully over the next twelve months. Capital expenditure projects are being implemented in accordance with the Company's 1997 capital plan to ensure adequate capacity, facilities and support are available to meet anticipated increased demand for the Company's products. The Company believes that, based on current quarter and nine-month results, operating cash flow together with credit availability under the Company's revolving credit line will be sufficient to support its working capital needs. However, should circumstances arise affecting cash flow or requiring additional capital expenditures beyond those anticipated, there can be no assurances that such funds will be available. (See "Forward-Looking Statements - Cautionary Factors.")

SUBSEQUENT EVENTS

On October 31, 1997, TPG Holdings, Inc., a privately held Delaware corporation headquartered in Atlanta, Georgia ("TPG"), merged with and into the Company, with the Company being the surviving corporation under the name "Advanced Technical Products, Inc.," in accordance with the terms of an Acquisition Agreement and Plan of Merger dated June 6, 1997 by and between TPG and the Company, as amended on August 22, 1997. TPG was formed in 1995 to acquire the assets of three operating units of the Brunswick Technical Group of Brunswick Corporation. TPG has been a major supplier of advanced composite material products to the aerospace, defense and commercial markets. TPG's products include radomes, aircraft components, engine components, rocket motor cases, missile and satellite composite structures, pressure vessels, relocatable shelters, missile launch tubes, torque shafts and fuel tanks, as well as a wide range of integrated defense systems, including electro-optical systems, chemical detection systems, ordinance delivery systems and lightweight camouflage systems.

Upon consummation of the merger, each outstanding share of the common stock of the Company was converted into 0.1 share of the common stock of the combined company and each outstanding share of the common stock of TPG was converted into
8.3028 shares of the common stock of the combined company. The combined company succeeded to and assumed all of the rights and obligations of TPG and the Company. In addition, the combined company assumed all TPG options, the Company options and the Company warrants, each such option and warrant to become exercisable for the number of whole shares of the combined company's common stock equal to the number of shares of TPG common stock or Company common stock covered thereby immediately prior to the merger multiplied by 0.1 and 8.3028, respectively.

On June 25, 1997 the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission covering the securities issuable by the combined company pursuant to the merger, which was declared effective on September 26, 1997. The merger was approved at the Annual Meeting of the Stockholders of the Company on October 30, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Statements of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for the period beginning after December 15, 1997. The statement permits early application and requires restatements of all prior periods. The Company is currently evaluating the requirements of Statement 131, but does not believe that the adoption of Statement 131 will have a material effect on previously reported segment information.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks, some of which are discussed at appropriate points in the Report and are also summarized as follows:

The U.S. Government is a significant customer of the Company. Prime contracts represent 7% of its revenues for the nine months ended September 30, 1997. With the continuing pressure to reduce government spending, in addition to the worldwide political climate creating an environment of less visible military threats to the United States, the de-emphasis in military spending is expected to continue. This could potentially have a material adverse effect on future projects upon which the Company's backlog is based and upon programs the Company is pursuing.

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


                                    PART II
                               OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

SIANA PISANI ROMANIELLO V. LUNN INDUSTRIES, INC. AND NORFIELD CORPORATION. As previously reported in the Company's Annual Report on Form 10-KSB, in June 1995, the Company was served with a complaint filed in the U.S. District Court (Connecticut District) by the plaintiff, Diana Pisani Romaniello, individually, and on behalf of the U.S. Government. In September 1997, the Company and the plaintiff settled this matter whereby the Company agreed to pay the plaintiff $45,000 in montly installments of $15,000. To date, the Company has paid the plaintiff an aggregate of $30,000.

ITEM 6.     EXHIBITS AND REPORTS

      (a)   Exhibits

            3     Amended and Restated Certificate of Incorporation.

            27    Financial Data Schedules.

      (b) Reports on Form 8-K.

            No Form 8-K's were filed during the three months ended September 30, 1997.

                      ADVANCED TECHNICAL PRODUCTS, INC.

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        ADVANCED TECHNICAL PRODUCTS, INC.



                            Dated: November 14, 1997



                            By:  /S/ GARRETT L. DOMINY
                                Gary L. Dominy
                                Executive Vice President, Chief Financial and Accounting Officer, Treasurer and Assistant Secretary

                                 EXHIBIT INDEX

      3     Amended and Restated Certificate of Incorporation.

      27    Financial Data Schedule.
                                      -12-