Form 10-K
period 1997-12-31
ADVANCED TECHNICAL PRODUCTS INC
filed 1998-04-01
CIK 60911

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER: 0-1298

                       ADVANCED TECHNICAL PRODUCTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                           11-1581582
    (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

                         3353 PEACHTREE ROAD, SUITE 920
                             ATLANTA, GEORGIA 30326
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (404) 231-7272

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------  -----------------------------------------
    Common Stock, $0.01 par value               Nasdaq / SmallCap Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 1998 was $20,564,637 (1,482,136 shares at $13 7/8 per share, the closing price of the registrant's common stock on the Nasdaq SmallCap Market on March 26, 1998). As of that date, 5,220,495 shares of the Company's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS REPORT.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Advanced Technical Products, Inc. ("ATP" or "Company") is a Delaware corporation that manufactures a variety of products in two principal business segments, an aerospace and defense segment and a commercial segment. Such products are manufactured through five business units, Marion Composites, Intellitec, Lincoln Composites, Alcore and Lunn Industries. The aerospace and defense segment designs, develops and manufactures advanced composite material products used in the aerospace and defense industries, including radomes, aircraft components, missile and satellite composite structures, engine components, rocket motor cases, pressure vessels, relocatable shelters, missile launch tubes, torque shafts and fuel tanks, as well as a wide range of integrated defense systems including electro-optical systems, chemical detection systems, ordnance delivery systems and light-weight camouflage systems. The commercial segment produces natural gas vehicle ("NGV") fuel tanks, specialty vehicle electronic products, products used in the exploration and production of oil and gas and aluminum honeycomb products used by industrial, transportation and construction customers. See Note 5 to the consolidated financial statements of the Company for a summary of the net revenues, operating income and identifiable assets of each segment.

     On October 31, 1997, TPG Holdings, Inc., a Delaware corporation ("TPG"), merged (the "Merger") with Lunn Industries, Inc., a Delaware corporation ("Lunn"), under the name "Advanced Technical Products, Inc." Lunn was originally incorporated in New York in 1948 and was reincorporated in Delaware in 1987. TPG was formed in 1995 to acquire the business and assets of three operating units of the Brunswick Technical Group (the "Brunswick Business"), which was completed on April 28, 1995.

AEROSPACE AND DEFENSE SEGMENT

  COMPOSITE BASED PRODUCTS

     RADOMES. ATP develops and manufactures high-temperature composite materials and products for aerospace and defense applications and is a leading manufacturer of composite aircraft structures and composite missile structures. One of ATP's principal products is high-performance radomes. A radome is the housing, usually made of composite materials, that shelters the antenna assembly of a radar set on an airplane, rocket or missile. Management believes that ATP has approximately a 75% share of the domestic high-performance radome market and is the sole supplier of radomes for aircraft such as the A-6, AV-8B, B-1, B-1B, C-5B, C-17, E-2C, F-4, F-5, F-14, F-15, F-16 and the F/A-18. Additionally, ATP owns a ceramic radome manufacturing technology which enables it to manufacture high temperature, high performance radomes for interceptor missile applications. Management believes that ATP has been the sole supplier of Patriot Missile radomes for the past 12 years. Sales of radomes for each of 1997, 1996 and 1995 constituted 16.8%, 14.3% and 14.7%, respectively, of the total consolidated revenues of ATP.

     AIRCRAFT COMPONENTS. ATP manufactures a variety of other components used in the aerospace and defense industry. ATP currently fabricates flap assemblies for the C-17 aircraft and expects to begin delivery of winglets and landing gear doors for the C-17 by the end of the first quarter of 1998. Because the C-17 is a high-priority program for the United States Air Force, management of ATP believes that the production of these C-17 components is expected to provide a stable stream of revenue for the foreseeable future. ATP also manufactures composite-based canopies, fuel tanks wing and floor panels, fairings and other aircrafts components and participates in several leading edge projects. ATP has also participated in developmental projects that include the successful application of radar absorbing materials and structures, frequency selective surfaces and low observable applications. ATP recently won a program to supply flap track fairings to The Aerostructures Corporation, which parts are installed on the Airbus A330 and A340 aircraft. This "life of the program" contract is anticipated to cover approximately 500 aircraft. In February, 1998, ATP also announced that it had entered into a long-term production alliance with GE Aircraft Engines pursuant to which ATP will manufacture two composite inlet devices for the GE F414-400 turbofan engine to be used in the United States Navy's newest fighter, the F/A-18E/F "Super Hornet." Sales of aircraft components for each of 1997, 1996 and 1995 constituted 8.8%, 12.1% and 19.8%, respectively, of the total consolidated revenues of ATP.

     ROCKET MOTOR CASES. ATP manufactures a variety of rocket motor cases used in solid propellant propulsion systems that are incorporated into strategic (long-range) and tactical missile systems as well as orbiting commercial satellites and deep-space penetration spacecraft. ATP manufactures rocket motor cases for use in strategic missiles such as the D-5 Trident II, as well as for tactical missile systems such as the VT-1 and the PAC-3 Anti-Missile missile. ATP also manufactures the ORBUS-21D rocket motor case, which is used in conjunction with the space shuttle and other unmanned launch vehicles to place satellites into earth's orbit, and is used on deep space missions.

     PRESSURE VESSELS. ATP produces various high-performance pressure vessels that are used predominantly in aircraft, launch vehicles and space applications where weight minimization is critical. These high-performance pressure vessels are used in critical system applications, including emergency power, crew capsule impact and flotation, maneuvering, environmental, fuel feed and purge systems. ATP has been a leader in the integration of filament winding technology in combination with metal liners that results in vessels that meet or exceed structural requirements. A number of existing pressure vessel configurations are currently qualified by prime contractors and the military. This qualification minimizes competition for follow-on orders and provides a variety of products that can be offered for new applications with minimal capital investment and production lead time.

     FUEL TANKS. External fuel tanks are used by the military to provide an aircraft with additional operating range. The military requires all-composite external fuel tanks because they offer a significant weight advantage and improved crash survivability, greater safety in a fire, and improved gun fire protection. Management believes that ATP is currently the only qualified producer of the tank liner for the 230-Gallon AH-64/UH-60 Fuel Tank, which is used by the United States Army. ATP has completed the full-scale development of a 480-Gallon Fuel Tank for the F-18 E/F and is under contract for low-rate initial production.

     VEHICLE/MISSILE STRUCTURES. ATP's vehicle/missile structure product line historically has included composite products used for various structured applications in the aerospace and defense area, including marine, launch vehicles, space and aircraft applications. Products more recently included in this product line are missile warheads, radar housings, missile structures, aircraft and missile control surfaces and aircraft engine ducts. These structures must be light-weight and have excellent structural properties in order to replace conventional metal products. These projects are usually obtained from various aerospace and defense companies and government laboratories which need to develop prototype hardware to demonstrate capabilities of advanced composites.

     TUBULAR PRODUCTS. ATP's tubular product line includes missile launch tubes and torque shafts. The primary products in the launch tube line include the Multiple Launch Rocket System ("MLRS") and the Javelin launch tubes and the launch canister for the submarine launched Tomahawk Missile. While the MLRS program is extremely important to the United States Army as an effective, low-cost weapon system, the Army has a combined inventory of over 500,000 of these missiles and the funding level for this program has been, and likely will remain, low. Composites offer desirable properties for torque shafts for various aerospace and defense applications and are presently being used in the V-22 Osprey and Boeing Vertol's 234 helicopter. ATP has also manufactured two prototype drive shafts for the GD-Electric Boat for evaluation for submarines.

     RESIN TRANSFER MOLDING. Resin transfer molding is the fabrication of a composite component by pumping resin into a mold containing reinforcement material. The rough product is then removed from the mold and finished. While use of this manufacturing process is primarily driven by its lower cost, recent advances in materials and equipment have helped to make the process a viable choice for fabricating composite aircraft and military structures. Currently, ATP has over 100 components on the advanced military fighter aircraft currently in development, including the F-18-E/F and the F-22. In addition to serving as a supplier to the manufacturers of military aircraft, ATP is also providing components for the MD-80 commercial aircraft, engine components and containers for military hardware. ATP is continuing to look for ways to expand the use of this manufacturing process to a wide variety of applications in support of the aerospace and defense customer base.

     METAL BONDING. ATP supplies metal bonded products through the Lunn Industries Division. ATP possesses the technology and qualifications as required by The Boeing Company for Phosphoric Acid Anodizing ("PAA") and structural bonding to BAC 5555. This PAA capability allows ATP to service the commercial aircraft market. Numerous other qualifications allow ATP to provide products and services to the spaceflight, defense and industrial markets. ATP-metal bonded products can be found in the Boeing 777, 747, 757, 767 and 727 commercial aircraft as well as numerous defense and satellite applications.

     HONEYCOMB. ATP manufactures aluminum honeycomb products through its Alcore division for use in the aerospace and aircraft industries. Aluminum honeycomb is a lightweight cellular material composed of hexagonal cells. The most prominent characteristics of aluminum honeycomb products are high strength-to-weight ratios, fatigue resistance, energy absorption, sound dampening, heat exchange, radio frequency shielding, machinability, airflow directionalization and corrosion resistance. Management believes that one of Alcore's most promising products is PAA-CORET, a phosphoric acid anodized honeycomb product. PAA-CORET, qualified to Boeing specifications as BMS 4-4 and 4-6, has recently been designated as the material of choice for all new metal bonded structures at Boeing and management believes it is now becoming the material of choice of other commercial and military aircraft industries.

  OTHER DEFENSE SYSTEMS

     SHELTERS/SHELTER INTEGRATION. ATP designs, develops and produces mobile military shelters and has developed leading design and automated production capabilities for honeycomb, and foam and beam sandwich panel construction, relocatable shelters. Management believes that most of the shelters in the inventory of the Department of Defense (the "DOD") were designed and produced by ATP or its predecessors. Sales of shelters and shelter integration products for each of 1997, 1996 and 1995 constituted 12.1%, 16.2% and 14.9%, respectively, of the total consolidated revenues of the business of ATP.

     CHEMICAL DEFENSE. ATP is involved in production of the Improved Chemical Agent Monitor ("ICAM"), a monitoring system designed to detect surface contamination on a wide variety of objects. Upon the completion of first article testing, ATP anticipates full-scale production of the ICAM to continue through 2002. ATP is also actively involved in the development and production of collective protection systems. Collective protection systems provide a clean and over-pressured environment for soldiers to conduct their mission. Management believes that ATP's collective protection systems, such as the internally developed Bio-Chem Filter Blower Unit, are the collective protection system of choice for several of the next generation vehicle systems. Also, ATP is producing the M28 Deployable Medical Collective Protection Equipment ("CPE"). This product assures a clean environment for field hospital units for both the United States Army and Air Force. Production of the M28 CPE is expected to continue through 1999. ATP recently won a $30 million cost-plus contract to develop the Generation II Remote Chemical Agent Detector for the U.S. Army. Development work under this contract will be performed over the next four years. In addition, the contract includes options for production units which could potentially continue through 2007. ATP has submitted competitive bids for the United States Marine Corps chemical defense reckon vehicles and the United States Army Water Purification Units, both of which contracts are expected to be awarded in 1998. Sales of chemical defense systems and related products for each of 1997, 1996 and 1995 constituted 4.4%, 17.8% and 6.5%, respectively, of the total consolidated revenues of ATP.

     ORDNANCE. ATP has been the sole manufacturer of the Volcano launcher system. This system, which is mounted on wheeled and tracked vehicles as well as UH60A helicopters, provides for rapid deployment of mine fields. Customers include the United States Army and other defense prime contractors. Sales of ordnance delivery system components for each of 1997, 1996 and 1995 constituted 18.8%, 5.1% and 6.4%, respectively, of the total consolidated revenues of ATP.

COMMERCIAL SEGMENT

  NATURAL GAS VEHICLE FUEL TANKS

     Legislation mandating stricter air pollution regulations combined with the abundance of natural gas has created a demand for clean running NGVs. The demand for NGVs is expected to grow dramatically over the next several years as installation and refueling infrastructure is added. The most rapidly growing segment of this market is for transit buses and other types of fleet vehicles which return to a central depot at the end of each shift. There is also a great deal of interest in many economically developed countries for NGVs. ATP is actively working with regulatory agencies in other countries to develop standards to allow use of all composite NGV cylinders. ATP has signed a distribution agreement with Mitsui Plastics, Inc. for certain Asian countries.

     ATP has spent over six years and $10 million to design, develop and market an extremely durable, all-composite, plastic-lined Type IV Tank for the NGV market. The ATP trademarked "TuffshellT" tank competes with steel tanks (Type
I), metal-lined tanks with a hoop over-wrap (Type II) and metal-lined tanks with a full over-wrap (Type III). Weight reduction and resistance to external damage are the primary technical criteria during fuel tank selection. The Type IV tank offers substantial weight reductions (a minimum of 30% versus glass wrapped aluminum lined Type III tanks) and the flexibility to reduce the impact of the weight increase. Type IV tanks may be placed on the roof or underbody of transit busses without violating Federal restrictions on curb weight. Metal lined tanks that offer reliable impact resistance are generally too heavy to place on the roof of busses. The Type IV tank has captured over 75% of the transit bus market in the past four years and is preferred by major builders of transit compressed natural gas powered coaches. Light duty sedan/truck designers must also keep their gross vehicle weights below defined Federal levels to meet Environmental Protection Agency classifications and to meet customer preferences concerning vehicle handling and low repair costs for suspension and brake components. This is especially important for the highly successful import vehicle sedan segment where engine displacement is below the North American average.

  SPECIALTY VEHICLE ELECTRONIC PRODUCTS

     The specialty vehicle electronics group is engaged in the design and manufacture of electronic products for the specialty vehicle market that are primarily used to distribute and control electrical power throughout the vehicle. This market includes recreational vehicles ("RVs"), conversion vans, trucks, buses and boats. Currently, ATP sells approximately 250 different products, most of which have been introduced to meet a customer's request to solve a particular problem. ATP's products fall into three main categories: battery run-down protection and charging, power switching and control, and 120 volt AC power management. Many of the battery run-down protection and charging products are centered around ATP's patented disconnect relay. The power switching and distribution products center on ATP's unique patented multiplex system. ATP's patented 120 volt AC power management products are used in RVs to minimize the overloading of circuit breakers. ATP's electrical products are currently utilized by all major motor home original equipment manufacturers and all but one of the major van converters. ATP is currently directing efforts at increasing its market penetration into the truck, bus and marine industries.

  OIL AND GAS EXPLORATION PRODUCTS

     ATP manufactures several products used in the oil and gas industry. ATP has developed a flexible drill pipe that facilitates horizontal drilling, allowing an operator to re-enter an old small diameter well that is no longer an effective producer and drill a horizontal lateral into a producing zone. The technology exists to increase the size of the drill pipe for use in larger extended reach applications. ATP has also developed drillable casing for the horizontal drilling market, which is placed in the well at the location where a horizontal lateral will be drilled. The drill motor will easily drill through the wall of the drillable casing as opposed to the more lengthy milling operation required by the use of conventional steel casing.

     ATP is also participating with several companies on a National Institute for Science and Technology project for the development of a production riser to be used in water depths of 3,000 feet and beyond. This product will be much lighter than steel casing and both lighter and much less expensive than titanium. All key test requirements have been demonstrated and management believes that the product will be ready for commercialization in 1999-2000. The number of deep water platforms is expected to increase as oil reserves in shallower waters decrease and, because there are numerous wells per platform, this represents a significant future opportunity. ATP is under contract to Norske, Conoco and Kvaerner to develop a composite drill riser for deepwater applications.

     ATP applied the NGV all-composite tank technology to develop an accumulator tank for the Production Riser Tensioning system on off-shore platforms. There are as many as four accumulators per well and the new platforms have in excess of 25 wells per platform. The all-composite accumulator is lighter weight, non-corrosive and competitively priced with all steel accumulators. The ATP accumulator meets ASME Code X and currently there is not a qualified competitor for this product. These accumulators offer some significant advantages for the platform and as a result the revenue is expected to increase significantly over the next several years.

  SHAFTS AND ROLLERS

     In the industrial machine industry, there is a growing recognition and acceptance of the advantages of composite shafts and rollers over heavier steel units. Composite shafts are much lighter and, with the use of carbon fiber, the stiffness is maintained and the fatigue life is increased. ATP manufactures several sizes and configurations of shafts.

  HONEYCOMB

     Beginning in 1994, Alcore expanded beyond the aerospace market into a number of non-aerospace markets. Applications for high performance, low cost commercial products were developed for manufacturers of "clean rooms" for computer chip manufacturing and bio-medical research centers, laminated panels for luxury cruise ship cabins and numerous architectural uses. Alcore's honeycomb products are utilized by manufacturers of rail car doors for municipal transit systems, and, due to unique crush characteristics and energy absorbing qualities, by the nuclear and energy absorption industries.

COMPETITION AND MARKETS

     ATP competes with many manufacturers which, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Factors that affect ATP's competitive posture are the quality of products and services, the ability to employ certain technologies and pricing strategies. ATP competes by defining and understanding customer and market needs, using its technology base to develop new product applications that meet those needs, communicating and demonstrating the technical advantage of its products and building long-term relationships with its customers.

     There are many companies that compete with ATP in the aerospace and defense industry. While ATP's management believes that it has an approximate 75% share of the domestic high-performance radome market and is a leading supplier of radomes in the domestic and international markets, ATP competes with a number of other companies in the production of composite based products used in the aerospace and defense industries. ATP is a leader in the design and production of chemical detection equipment. Similarly, while ATP's market share varies with respect to its other aerospace and defense products such as rocket motor cases, fuel tanks and pressure vessels, ATP overall has only a minor share of the total aerospace and defense markets.

     Certain of ATP's other commercial products are highly specialized and face less competition in their respective markets. ATP's management believes that ATP has approximately 30% of the NGV fuel tank market and is a leading supplier of battery run-down protection and the power switching and control devices for the motor home and van conversion original equipment manufacturer markets. Additionally, while there are numerous producers of standard drill pipe and casing and fiberglass tubulars, ATP has a leading position in the application of advanced composites in the oil and gas industry.

MARKETING AND CUSTOMERS

     ATP markets its aerospace and defense products through direct personal contacts with its customers, active membership in various industry groups, and by participation in industry trade shows. ATP's aerospace and defense products are sold primarily to agencies of the United States government and to commercial customers in the aerospace industry. In 1997, sales to the United States government either directly or by subcontract constituted 71% of ATP's total revenue. Other major customers include The Boeing Company and Lockheed Martin Corporation. Combined aerospace component sales to these customers, most of which are included above as United States government sales by subcontract, represented 27% of ATP's total revenues during 1997. ATP's aerospace and defense products are generally designed and developed to customer specifications.

     ATP markets and sells NGV fuel tanks and specialty vehicle electronics primarily to vehicle manufacturers. ATP sells a predominant number of its specialty vehicle products to only a few major customers, the loss of any of which would have an adverse impact on its specialty vehicle products group.

     In the commercial composites business, it is necessary to carry a reasonable raw material and finished goods inventory to allow for a rapid customer response. The average days sales outstanding of accounts receivable for the commercial products run somewhat longer than for comparable aerospace and defense products. Also, there is a greater risk of bad debt associated with commercial products.

     Warranties on these products are for material and workmanship and are based on standard industry practice. Though ATP has endeavored to design an extremely safe and durable product, the NGV tank and production riser have a potential for greater product liability than standard aerospace and defense products. ATP believes it has adequate product liability insurance to offset these risks.

PATENTS

     ATP owns numerous patents and patent applications, some of which, together with licenses under patents owned by others, are utilized in its operations. While such patents and licenses are, in the aggregate, important to the operation of ATP's business, no existing patent, license or other similar intellectual property right is of such importance that its loss or termination would, in the opinion of management, materially affect ATP's business.

BACKLOG

     ATP's total backlog of contracts as of December 31, 1997, was approximately $552 million as compared to a backlog of approximately $283 million as of December 31, 1996. These backlogs include options or unreleased orders of approximately $360 million in 1997 and $163 million in 1996. The increase in the backlog reflects (i) a change in management's strategy, since acquiring the Brunswick Business in 1995, to obtain longer-term contracts than its predecessor; (ii) improved economic conditions in the aerospace industry; and
(iii) the military's commitment to develop systems to combat chemical warfare. Predominantly all of the backlog relates to the aerospace and defense segment.

GOVERNMENT CONTRACTS

     Because the United States government is a primary customer, ATP's revenues are directly affected by the government's budget process and inadequate funding of the operation and maintenance portion of the DOD budget or a reduction in the budgeted amount for certain programs could have an adverse impact on the revenue of ATP. All government contracts, and, in general, subcontracts thereunder are subject to termination in whole or in part at the convenience of the United States government as well as for default. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. However, with respect to most contracts involving the military, ATP would be entitled to receive cancellation payments upon cancellation of such contracts.

RAW MATERIALS AND SUPPLIES

     Raw materials essential to the conduct of all of ATP's business segments generally are available at competitive prices. ATP has not experienced significant difficulties in its ability to obtain raw materials and other supplies needed in its manufacturing processes, nor does ATP expect such difficulties to arise in the future. The supply of carbon fiber has been tight in 1997, but management expects additional capacity in 1998 to alleviate this situation. ATP ordinarily acquires components and materials through purchase orders typically covering ATP's requirements for periods averaging 90 to 120 days.

RESEARCH AND DEVELOPMENT

     ATP and Brunswick Technical Group have spent $1,063,000, $1,213,000 and $799,000 for each of 1997, 1996 and 1995, respectively, on research and development. Predominantly all of the research and development expenses relate to the aerospace and defense segment.

SEASONALITY

     The United States government's fiscal year begins on October 1 and contracts and options on contracts are generally awarded just prior to its year end. The lead time to perform the necessary design work, procure materials and begin production is generally several months, which can create a period of low production, revenue and profits in the first half of each fiscal year of ATP. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

FOREIGN OPERATIONS

     Foreign sales to manufacturers worldwide totaled approximately 7.1%, 5.8% and 7.7% of ATP's total revenues for each of 1997, 1996 and 1995, respectively. The amounts of revenues, operating income and identifiable assets attributable to foreign operations were not material when compared to those of ATP's domestic operations during 1997, 1996 and 1995.

ENVIRONMENTAL REGULATION

     ATP's operations are subject to numerous local, state and federal laws and regulations concerning the containment and disposal of hazardous materials, pursuant to which ATP has incurred compliance costs. Such costs to date have not been material. ATP does not presently anticipate the need for significant expenditures to ensure continued compliance with current environmental protection laws. Regulations in this area are subject to change and there can be no assurance that future laws or regulations will not have a material adverse effect on ATP.

EMPLOYEES

     At December 31, 1997, ATP had 1,293 employees. Approximately 450 of ATP's employees are covered by three separate collective bargaining agreements with various international and local unions. ATP's management considers employee relations generally to be good and believes that the probability is remote that renegotiating these contracts will have a material adverse effect on its business.

ITEM 2.  PROPERTIES

     ATP's principal executive offices are located at 3353 Peachtree Road, Suite 920, Atlanta, Georgia. ATP maintains various facilities nationwide and considers all of its facilities to be in relatively good operating condition and adequate for their present uses. ATP believes that it has sufficient capacity to meet its current and anticipated manufacturing requirements. The following table sets forth ATP's principal manufacturing plants:

                                        APPROXIMATE    LEASED
                                          SQUARE         OR
                                          FOOTAGE       OWNED
                                        -----------    -------
Marion Composites Division:
     Marion, Virginia................    1,019,000       Owned

Intellitec Division:
     Deland, Florida.................      353,000       Owned

Lincoln Composites Division:
     Lincoln, Nebraska...............      224,000       Owned
     Lincoln, Nebraska...............       99,000      Leased

Lunn Industries Division:
     Glen Cove, New York.............       93,000      Leased

Alcore Division:
     Belcamp, Maryland...............       65,000       Owned
     Jessup, Maryland................       43,000      Leased

     The manufacturing facilities of the Marion Composites Division and the Lunn Industries Division are used exclusively in connection with the ATP's aerospace and defense segment. While predominantly used in connection with ATP's aerospace and defense segment, the facilities of the Intellitec Division, the Lincoln Division and the Alcore Division are used to some extent in connection with ATP's commercial segment.

     ATP pays approximately $995,000 in annual rental expense with respect to its leased facilities, of which approximately $184,000 relates to facilities in Lincoln, Nebraska, $275,000 relates to facilities in Glen Cove, New York and $260,000 relates to facilities in Jessup, Maryland. ATP earns approximately $250,000 in rental income on certain of its Deland, Florida facilities.

     Leases covering ATP's leased facilities expire at varying dates generally within the next 10 years. ATP anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

     During the first quarter of 1998, ATP's Alcore Division entered into a new ten year lease agreement for a facility located in Edgewood, Maryland, into which the existing Jessup, Maryland operation will be moved. ATP anticipates that the Edgewood facility will provide increased production capability to facilitate future business expansion. The annual rental expense of this lease will be approximately $470,000. ATP plans to sublease the Jessup facility and anticipates that sublease rental income will substantially offset the lease cost.

ITEM 3.  LEGAL PROCEEDINGS

     ATP is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. ATP does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on ATP's business. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of ATP.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of stockholders of the Company held on October 31, 1997 (the "Special Meeting"), the stockholders of ATP approved a proposal to approve and adopt the Acquisition Agreement and Plan of Merger dated June 6, 1997, as amended by the Amendment to Acquisition Agreement and Plan of Merger dated August 22, 1997 between Lunn and TPG (the "Plan of Merger"). The vote on the Merger was as follows:

                                       ABSTENTIONS/
    FOR        AGAINST/WITHHELD      BROKER NON-VOTES
-----------    ----------------     ------------------
7,672,560           91,466               3,978,500

     At the Special Meeting, the stockholders of the Company also approved a proposal to adopt at the 1997 Advanced Technical Products, Inc. Stock Option Plan (the "Plan"). The vote on the Plan was as follows:

                                       ABSTENTIONS/
    FOR        AGAINST/WITHHELD      BROKER NON-VOTES
-----------    ----------------     ------------------
7,651,004          184,982               3,906,540

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ATP's common stock is traded on the Nasdaq SmallCap Market of the Nasdaq
Stock Market under the symbol "ATPX." The following table sets forth the high and low sales prices of ATP common stock for the calendar quarters indicated, as reported by the Nasdaq Stock Market, Inc.:

                                ATP COMMON STOCK

                                            MARKET PRICE
                                       ----------------------
FISCAL YEAR ENDED DECEMBER 31,            HIGH        LOW
-------------------------------------  ----------  ----------
1997
First Quarter........................  $   0.9375  $   0.6563
Second Quarter.......................  $   1.2500  $   0.7500
Third Quarter........................  $   1.7813  $   1.0938
Fourth Quarter(1)
     October 1 - November 3..........  $   1.6250  $   1.1875
     November 4 - December 31........  $  18.0000  $  11.5000
1996
First Quarter........................  $   1.9375  $   0.6250
Second Quarter.......................  $   2.0000  $   1.0938
Third Quarter........................  $   1.4375  $   0.9375
Fourth Quarter.......................  $   1.3750  $   0.6875

------------

(1) On October 31, 1997, the Company effected a ten-to-one reverse stock split and issued an additional 3,943,830 shares in connection with the Merger. The common stock of the Company began trading on November 2, 1997 on this basis.

     On March 26, 1998, ATP had approximately 1,003 stockholders of record. The last reported sales price of ATP's common stock on such date was $13 7/8.

     ATP has not paid dividends on its common stock and does not currently intend to pay any cash dividends in the foreseeable future. The determination of the amount of future cash dividends to be declared and paid on the common stock of ATP, if any, will depend upon ATP's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors of ATP deems relevant. In addition, ATP's debt agreements contain covenants restricting the payment of cash dividends to ATP's common stockholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below as of and for the periods ending December 31, 1994 through December 31, 1997, have been derived from the audited financial statements of ATP, TPG and Brunswick Technical Group, the assets of which were acquired by TPG on April 28, 1995 pursuant to the acquisition of the Brunswick Business. The financial information as of and for the year ended December 31, 1993, is derived from the unaudited financial statements of Brunswick Technical Group. The unaudited financial statements include all adjustments considered necessary for a fair presentation of the financial condition and results of operation for this period.

     The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of ATP and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                 BRUNSWICK TECHNICAL GROUP                          TPG
                                        -------------------------------------------    -----------------------------
                                                                        AS OF AND       AS OF AND
                                          AS OF AND FOR THE YEAR           FOR             FOR
                                                   ENDED                 THE FOUR       THE EIGHT      AS OF AND FOR
                                        ---------------------------    MONTHS ENDED    MONTHS ENDED      THE YEAR
                                           DEC. 31,        DEC. 31,     APRIL 28,        DEC. 31,          ENDED
                                             1993            1994          1995            1995        DEC. 31, 1996
                                        ---------------    --------    ------------    ------------    -------------
                                          (UNAUDITED)
                                        (IN THOUSANDS)                                        (IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales............................      $ 122,244       $118,660      $ 28,416        $ 79,172        $ 126,534
Cost of sales........................        116,155        112,950        27,354          61,738           94,365
                                        ---------------    --------    ------------    ------------    -------------
Gross profit.........................          6,089          5,710         1,062          17,434           32,169
General and administrative and other
  expenses...........................         13,675          3,923         1,350          12,123           21,758
                                        ---------------    --------    ------------    ------------    -------------
Operating income (loss)(3)...........         (7,586)         1,787          (288)          5,311           10,411
Interest expense(1)..................    --                  --           --               1,892            2,377
                                        ---------------    --------    ------------    ------------    -------------
Income (loss) before income taxes and
  extraordinary items................         (7,586)         1,787          (288)          3,419            8,034
Income tax provision* (benefit)......         (2,959)           683          (112)          1,312            3,093
Income (loss) before extraordinary
  items..............................         (4,627)         1,104          (176)          2,107            4,941
Extraordinary Item(2)................        --               --           --              --                  667
                                        ---------------    --------    ------------    ------------    -------------
Net Income (loss)....................      $  (4,627)      $  1,104      $   (176)       $  2,107        $   4,274
                                        ===============    ========    ============    ============    =============
EPS DATA:
Earnings per share -- basic..........            N/A            N/A           N/A        $   0.52        $    1.06
Earnings per share -- diluted........            N/A            N/A           N/A        $   0.52        $    1.03
BALANCE SHEET DATA:
Working capital......................         20,426         29,882        26,868          17,558           18,462
Total assets.........................         53,413         54,995        53,358          38,911           44,723
Long-term debt, including current
  portion(1).........................        --               --           --              17,926           17,222
Redeemable 8% cumulative preferred
  stock..............................        --               --           --               1,000            1,000
Common stockholders' equity..........        --               --           --               2,919            7,018

                                             ATP
                                       ---------------
                                        AS OF AND FOR
                                          THE YEAR
                                            ENDED
                                        DEC. 31, 1997
                                       ---------------

                                       (IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales............................     $ 119,433
Cost of sales........................        91,312
                                       ---------------
Gross profit.........................        28,121
General and administrative and other
  expenses...........................        19,006
                                       ---------------
Operating income (loss)(3)...........         9,115
Interest expense(1)..................         2,273
                                       ---------------
Income (loss) before income taxes and
  extraordinary items................         6,842
Income tax provision* (benefit)......         2,634
Income (loss) before extraordinary
  items..............................         4,208
Extraordinary Item(2)................       --
                                       ---------------
Net Income (loss)....................     $   4,208
                                       ===============
EPS DATA:
Earnings per share -- basic..........     $    0.99
Earnings per share -- diluted........     $    0.95
BALANCE SHEET DATA:
Working capital......................        21,208
Total assets.........................        85,684
Long-term debt, including current
  portion(1).........................        19,216
Redeemable 8% cumulative preferred
  stock..............................         1,000
Common stockholders' equity..........        26,494

------------

(1) Prior to April 29, 1995, the Brunswick Technical Group was included as part of Brunswick's consolidated financial statements. Brunswick did not allocate any debt or interest expense to the Brunswick Technical Group.

(2) Reflects an extraordinary loss from debt refinancing, net of an income tax benefit of $418,000.

(3) The loss from operations for 1993 was partially the result of (i) a write down of certain impaired fixed assets included as part of general and administrative and other expenses, (ii) severance expenses recorded in connection with a reduction in work force program implemented by Brunswick and (iii) start up costs incurred in connection with the NGV fuel tank business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
        OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of ATP and related notes contained elsewhere in this Annual Report on Form 10-K.

GENERAL

     On October 31, 1997, TPG merged with Lunn under the name "Advanced Technical Products, Inc." Immediately after the merger, the former stockholders of Lunn owned approximately 26% of ATP and the former stockholders of TPG owned approximately 74% of ATP. For accounting purposes, the merger was treated as a purchase of Lunn by TPG and the results of operations of Lunn since November 1, 1997 have been included in the consolidated financial statements of ATP.

     TPG was formed in 1995 to acquire the Brunswick Business, which acquisition was completed on April 28, 1995. The selected consolidated financial data for 1995 presents the four month period prior to the acquisition of the Brunswick Business and the eight month period subsequent to such acquisition.

     Historically, approximately 80% of ATP's products and services have been sold to the United States government through prime contracts directly with governmental agencies, primarily the DOD, or through subcontracts with other governmental contractors. During the mid-1980s, the defense industry began to be negatively impacted by a perceived reduction of threats from the former Soviet Union and affiliated countries in eastern Europe. In addition, increased competition for the United States federal budget dollars resulted in a reduction in real dollars in the United States defense budget over the last decade. Defense spending has recently begun to stabilize and management of ATP believes that budgeted procurement spending will increase slightly over the next few years.

     The contraction of the defense budget over the last decade and the resulting excess capacity and intensified competition among defense contractors has resulted in significant industry consolidation. ATP's strategy includes the pursuit of acquisitions which will increase its revenue base and improve its cost competitiveness through reduced overhead costs, facility consolidations and the elimination of other duplicative costs. Management of ATP believes continued defense industry consolidations will create opportunities for selected acquisitions that will allow ATP to further increase its revenue base and enhance its cost-competitive position. However, because of the uncertainty of the nature and size of these opportunities, as well as ATP's leverage, there can be no assurances that the financing necessary to pay for acquisitions can be obtained.

     Although the long-term impact of industry consolidation and the defense spending budget cannot be predicted with certainty, management of ATP believes that it is positioned to further its presence in the United States defense industry and increase its ongoing diversification efforts into foreign defense markets and selected commercial markets.

     The United States government's fiscal year begins on October 1 and contracts and options on contracts are generally awarded just prior to its year end. The lead time to perform the necessary design work, procure material and begin production is generally several months, which can create a period of low production, revenue and profits in the first half of each fiscal year of ATP. Over the last 5 years, the percentage of sales and operating earnings (excluding corporate general and administrative expenses) generated in the second half of the year have been as follows:

                                                     EARNINGS BEFORE
                YEAR                    SALES        INTEREST & TAXES
                -----                   -----        ----------------
1997.................................     57%              73%
1996.................................     54%              62%
1995.................................     56%             134%
1994.................................     57%              80%
1993.................................     57%              97%

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the income statement expressed as a percentage of revenues.

                                                            EIGHT MONTHS             YEAR ENDED
                                          FOUR MONTHS           ENDED         ------------------------
                                        ENDED APRIL 28,     DECEMBER 31,      DECEMBER 31,
                                             1995               1995              1996         1997
                                        ---------------     -------------     ------------   ---------
Revenues.............................        100.0%             100.0%            100.0%         100.0%
Cost of sales........................         96.3               78.0              74.6           76.5
                                        ---------------     -------------     ------------   ---------
Gross profit.........................          3.7               22.0              25.4           23.5
General and administrative and other
  expenses...........................          4.7               15.3              17.2           15.9
                                        ---------------     -------------     ------------   ---------
Operating income.....................         (1.0)               6.7               8.2            7.6
Interest expense.....................       --                    2.4               1.9            1.9
                                        ---------------     -------------     ------------   ---------
Income (loss) before income taxes and
  extraordinary items................         (1.0)               4.3               6.3            5.7
Income tax provisions (benefit)......         (0.4)               1.6               2.4            2.2
                                        ---------------     -------------     ------------   ---------
Income (loss) before extraordinary
  items..............................         (0.6)               2.7               3.9            3.5
Extraordinary item -- loss on debt
  refinancing........................       --                 --                   0.5         --
                                        ---------------     -------------     ------------   ---------
Net income (loss)....................         (0.6)%             2.7%               3.4%           3.5%
                                        ===============     =============     ============   =========

  YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

     Revenues decreased $7.1 million, or 5.6% from $126.5 in 1996 to $119.4 million in 1997. The decrease in 1997 was primarily due to (i) the completion of a major chemical detection contract in late 1996; and (ii) the delay in the production of a major shelter contract caused by design changes mandated by the customer. These decreases were partially offset by the production related to an ordnance contract in 1997.

     Gross profit as a percent of revenues decreased from 25.4% in 1996 to 23.5% in 1997. This was primarily attributable to the substantial completion of two major contracts in 1996 which had gross margins substantially higher than those of the contracts that replaced them in 1997. This was partially offset by improved performance in the NGV business.

     General and administrative expenses decreased $2.8 million, or 12.6% from $21.8 million in 1996 to $19.0 in 1997. This decrease results primarily from a decrease in incentive compensation expense from $1.5 million in 1996 to $0.0 in 1997. Additionally, in response to lower revenues, certain other general and administrative expenses were eliminated. Excluding incentive compensation expense, general and administrative expenses as a percent of revenues were approximately 16% for both years.

     Interest expense decreased approximately $0.1 million or 4.4%, as result of lower interest rates obtained in a refinancing in late 1996, offset by higher average loan balances.

     The decrease of $0.5 million in income taxes from $3.1 million in 1996 to $2.6 million in 1997 results from lower earnings as the effective rate remained at 38.5%.

     The extraordinary charge of $0.7 million in 1996 was the result of costs incurred in connection with a refinancing in late 1996.

  YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

     Revenues on a combined basis increased $18.9 million, or 17.6%, from $107.6 million in 1995 to $126.5 million in 1996. The increase was primarily the result of increased shipments during 1996 of chemical agent detectors under a contract with the United States Army. Approximately 4.5% of the increase was a result of increased commercial sales, consisting primarily of NGV tanks.

  YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE EIGHT MONTHS ENDED DECEMBER 31, 1995

     Gross profit as a percent of sales increased from 22% in 1995 to 25.4% in 1996 as a result of (i) a more favorable sales mix of higher profit contracts in 1996, and (ii) an increase in production efficiency attributable to the commercial segment.

     Operating income increased as a percentage of sales from 6.7% in 1995 to 8.2% in 1996, as a result of higher annualized sales absorbing more fixed general and administrative costs.

     Interest expense decreased from an average of approximately $240,000 a month in 1995 to approximately $200,000 a month in 1996 based primarily on lower average loan balance outstanding.

     An extraordinary loss of $0.7 million (after tax) was recorded in 1996 for costs incurred in connection with a debt refinancing.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital increased by $2.7 million from $18.5 million in 1996 to $21.2 million in 1997 as a result of (i) an increase in inventory and accounts receivable of $11.5 million, offset by an increase in accounts payable of $5.7 million and an increase in short-term debt of $4.8 million (excluding debt assumed in the Merger); (ii) an increase in depreciation of $1.5 million as a result of capital additions over the last couple of years; and (iii) the increase in working capital components acquired in the Merger. The increase of $2.2 million in accounts receivable results from higher than normal sales in the month of December. The increase in inventory of $9.4 million resulted from a build-up of inventory on a major shelter contract that was delayed in 1997 and the start-up and tooling costs related to several major contracts that will come on stream in late 1998. As a result of these working capital increases, cash flow from operations were basically at break-even. Cash flow of $3.0 million used in investing activities was a result of (i) $1.8 million of normal sustaining capital expenditures and (ii) $1.2 million of capital expenditures made in connection with the Merger.

     In March 1998, ATP received a commitment from a bank to refinance ATP's existing $39 million of credit facilities. These facilities are comprised of (i) a term loan of $12 million; (ii) a deferred obligation of $3 million; (iii) a combined revolving lines of credit of $23 million; and (iv) a capital expenditure line of credit of $1 million. The term loan and the deferred obligation will be replaced with a term loan of $18 million payable quarterly based on a seven-year amortization period. The combined lines of credit, which will be based on ATP's accounts receivable and inventory balances, will be replaced with a new $27 million revolving line of credit. The capital expenditure line of credit will be replaced with a $3 million line of credit. The total credit facility of $48 million will initially be in place for a period extending to December 31, 2000 . Interest rates will vary, based on performance of ATP, but should be favorable to the existing rates by at least one percentage point going forward.

     At December 31, 1997, ATP's backlog of orders and long-term contracts was approximately $552 million compared to $283 million at December 31, 1996. The backlog includes scheduled or released orders of approximately $192 million compared to $120 million at December 31, 1996. The backlog includes both firm orders supported by customer purchase orders with fixed delivery dates and blanket orders against which customers issue production releases. The increase in the backlog reflects (i) a change in management's strategy, since acquiring the Brunswick Business in 1995, to obtain longer-term contracts than its predecessor; (ii) improved economic conditions in the aerospace industry; and
(iii) the military's commitment to develop systems to combat chemical warfare.

     The backlog is subject to customer rights of cancellation or rescheduling. However, in most contracts involving the military, ATP would be entitled to receive cancellation payments. Generally the backlog does not include future sales of commercial products since they are normally shipped on order and are not subject to long-term contracts.

     ATP has a significant amount of unused manufacturing capacity and therefore generally does not anticipate large annual sustaining capital requirements although, there will be years when improvements or expansions will be necessary. Also, ATP will be looking for opportunistic acquisition candidates that will enhance the current operations.

     Management of ATP believes that cash flow generated from operations and the new $48 million credit facility are adequate to sustain ATP's current operating level and future short-term growth.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Some of such risks and uncertainties are described below.

     DEPENDENCE ON PRINCIPAL INDUSTRIES. The revenues of ATP are concentrated in the aerospace and defense industries. Sales to non-aerospace and non-defense industries, although growing, are anticipated to approximate 20% of total revenues of ATP for the foreseeable future. ATP's success will be heavily dependent on its ability to successfully obtain major new defense orders currently planned to be released by the United States government and government prime contractors, as well as the continued strength of the aerospace industry, particularly the commercial aircraft industry. No assurances can be given that ATP will be able to successfully obtain all or even a major portion of the targeted defense industry orders anticipated to be placed. The commercial aerospace industry is a cyclical business and the demand by commercial airlines for new aircraft is highly dependent upon a variety of factors, which historically have been related to the stability and health of the United States and world economies. Although the aerospace and commercial aircraft industries are currently enjoying a significant upturn in business coupled with receipt of numerous major long-term orders, there can be no assurances that the situation will continue in the future.

     RISKS OF REDUCTIONS OR CHANGES IN MILITARY EXPENDITURES. The primary customers of ATP are agencies of the DOD. Sales under contracts with the DOD or under subcontracts that identify the DOD as the ultimate purchaser represented approximately 71% of ATP's 1997 revenues. The United States defense budget has declined in real terms since the mid-1980s, resulting in some delays in new program starts, program stretch-outs and program cancellations. The United States defense budget has begun to stabilize and even increase in real dollars over the last several years. A major portion of ATP's DOD business is expected to be funded by the procurement and research, development, test and evaluation segments of the defense budget. Procurement and research, development, test and evaluation funding has been significantly reduced over the last decade but is expected to remain relatively stable or grow slightly over the next decade. A significant portion of ATP's DOD business is also expected to be funded by the operations and maintenance portion of the DOD budget, which has declined less than the other segments. A further significant decline or reallocation of the procurement, research, development, test and evaluation or operations and maintenance segments of the DOD budget could materially and adversely affect ATP's sales and earnings. The loss or significant curtailment of ATP's material United States defense contracts would also materially and adversely affect ATP's future sales and earnings.

     COMPETITION. The market for ATP's products is highly competitive. ATP competes with numerous competitors, a number of which possess substantially greater financial, marketing, personnel and other resources. Continued consolidation of major aerospace companies could result in program cancellations as well as increased demand for price concessions. This, together with increased competition for available business, could translate into downward pressure on gross margins with resulting lower overall profit margins. Vendor prices for production materials such as resins, liquid and film adhesives, reinforcing fiber materials and other materials and supplies could increase as demand for aircraft parts and assemblies increase to match higher build rates for commercial aircraft. Higher material prices and demand for lower aircraft part and assembly prices could place increasing pressure on ATP's operating margins and net income. Although management of ATP believes that the Merger has enhanced ATP's competitiveness, there can be no assurance that ATP will be able to compete successfully in the future.

     FINANCIAL LEVERAGE. ATP has a significant amount of indebtedness, which could make it difficult to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes. Moreover, the terms of ATP's indebtedness impose various restrictions and covenants on ATP which could potentially limit ATP's ability to respond to market conditions or to take advantage of business opportunities. ATP's ability to meet its debt service obligations and to reduce total debt will be dependent upon its future performance, which, in turn, will be subject to general conditions in the aerospace and defense industries and to financial, business and other factors affecting the operations of ATP, many of which will be beyond its control.

YEAR 2000 ISSUES

     ATP is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is implementing its plan to resolve the issue. The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of ATP's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. ATP presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for ATP's computer systems as so modified and converted and that such modifications and conversions will not have a material adverse effect on ATP's financial condition or results from operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Advanced Technical Products, Inc.

     We have audited the accompanying consolidated balance sheet of Advanced Technical Products, Inc. and subsidiaries (the "'Company") as of December 31, 1997 and the related consolidated statements of income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technical Products, Inc. and subsidiaries at December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Atlanta, Georgia
March 20, 1998, except as to
  Note 8, which is as of
  March 31, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
TPG Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of TPG HOLDINGS, INC. (a Delaware Corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of income and cash flows for the year ended December 31, 1996, and the eight months ended December 31, 1995. These consolidated financial, statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TPG Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, and the eight months ended December 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago, Illinois
March 14, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
TPG Holdings, Inc.

     We have audited the. accompanying statements of operations and cash flows of the BRUNSWICK TECHNICAL GROUP, a division of Brunswick Corporation (a Delaware corporation), for the four months ended April 28, 1995. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly in all material respects, the results of operations and cash flows of the Brunswick Technical Group for four months ended April 28, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago, Illinois
June 10, 1997

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       EIGHT
                                           1997          1996       MONTHS 1995
                                       ------------  ------------   -----------

Revenues.............................  $    119,433  $    126,534   $    79,172

Cost of sales........................        91,312        94,365        61,738

General and administrative and other
  expenses...........................        19,006        21,758        12,123
                                       ------------  ------------   -----------

     Operating income................         9,115        10,411         5,311

Interest expense.....................         2,273         2,377         1,892
                                       ------------  ------------   -----------

     Income before taxes and
       extraordinary item............         6,842         8,034         3,419

Income taxes.........................         2,634         3,093         1,312
                                       ------------  ------------   -----------

     Income before extraordinary
       item..........................         4,208         4,941         2,107

Extraordinary loss from debt
  refinancing, net of income taxes of
  $418...............................       --                667       --
                                       ------------  ------------   -----------

     Net income......................  $      4,208  $      4,274   $     2,107
                                       ============  ============   ===========

Basic earnings per share

     Income before extraordinary
       item..........................  $       0.99  $       1.23   $      0.52

     Extraordinary item, net.........       --              (0.17)      --
                                       ------------  ------------   -----------

          Net income.................  $       0.99  $       1.06   $      0.52
                                       ============  ============   ===========

Diluted earnings per share

     Income before extraordinary
       item..........................  $       0.95  $       1.20   $      0.52

     Extraordinary item net..........       --              (0.17)      --
                                       ------------  ------------   -----------

             Net income..............  $       0.95  $       1.03   $      0.52
                                       ============  ============   ===========

     Weighted average number of
       common and common equivalent
       shares outstanding:

          Basic......................     4,157,111     3,943,830     3,943,830
                                       ============  ============   ===========

          Diluted....................     4,362,035     4,058,830     3,943,830
                                       ============  ============   ===========

        The accompanying notes are an integral part of these statements.

                           BRUNSWICK TECHNICAL GROUP
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE FOUR MONTHS ENDED APRIL 28, 1995
                             (DOLLARS IN THOUSANDS)

                                           FOUR
                                        MONTHS 1995
                                        -----------

Revenues.............................     $28,416

Cost of sales........................      27,354

General and administrative and other
  expenses...........................       1,350
                                        -----------

     Operating loss..................         288

Income tax benefit...................         112
                                        -----------

Net loss.............................     $   176
                                        ===========

------------

Note: The earnings per share calculation is not presented for the period because the Brunswick Technical Group was a division of Brunswick Corporation and there were no shares of stock outstanding relating to this division.

        The accompanying notes are an integral part of these statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            1997              1996
                                        -------------     -------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......      $   494           $ 1,059
     Accounts receivable (net of
       allowance for doubtful
       accounts of $449 and $179 as
       of December 31, 1997 and
       1996).........................       23,417            17,148
     Inventories and costs relating
       to long-term contracts and
       programs in process, net of
       progress payments.............       34,633            20,350
     Prepaid expenses................          923             1,079
     Deferred income taxes...........          961               309
                                        -------------     -------------
               Total current
                  assets.............       60,428            39,945
                                        -------------     -------------
PROPERTY, PLANT AND EQUIPMENT:
     Land............................          655            --
     Buildings and improvements......        2,596               256
     Machinery and equipment.........       20,333             3,400
     Construction in progress........        2,125             1,460
     Less -- Accumulated
       depreciation..................       (8,150)             (707)
                                        -------------     -------------
     Net property, plant and
       equipment.....................       17,559             4,409
                                        -------------     -------------
DEFERRED INCOME TAXES................           62               191
OTHER ASSETS.........................        7,635               178
                                        -------------     -------------
               Total assets..........      $85,684           $44,723
                                        =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable................      $12,003           $ 5,219
     Accrued expenses................        7,637             6,640
     Current portion of capital lease
       obligation....................          150            --
     Short-term debt.................       19,430             9,624
                                        -------------     -------------
               Total current
                  liabilities........       39,220            21,483
LONG-TERM LIABILITIES:
     Long-term debt, net of current
       portion.......................       16,678            15,222
     Capital lease obligation, net of
       current portion...............          325            --
     Other liabilities...............        1,967            --
                                        -------------     -------------
               Total liabilities.....       58,190            36,705
Mandatorily redeemable preferred
  stock, 8% cumulative, redeemable,
  $1.00 par value, 1,000,000
  authorized, issued and
  outstanding........................        1,000             1,000
SHAREHOLDERS' EQUITY:
     Preferred stock, undesignated,
       1,000,000 shares authorized,
       no shares issued and
       outstanding...................       --                --
     Common stock, $.01 par value,
       30,000,000 shares authorized,
       5,220,052 shares issued and
       outstanding as of December 31,
       1997; common stock, $.01 par
       value, 1,000,000 shares
       authorized, 475,000 shares
       issued and outstanding as of
       December 31, 1996.............           52                 5
     Additional paid-in-capital......       16,506               995
     Retained earnings...............       10,376             6,248
     Less --
          Notes receivable from
             officers................         (135)             (135)
          Additional minimum pension
             liability...............         (305)              (95)
                                        -------------     -------------
               Total shareholders'
                  equity.............       26,494             7,018
                                        -------------     -------------
               Total liabilities and
                  shareholders'
                  equity.............      $85,684           $44,723
                                        =============     =============

        The accompanying notes are an integral part of these statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                 EIGHT
                                         1997       1996      MONTHS 1995
                                       ---------  ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................  $   4,208  $   4,274     $ 2,107
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
             amortization............      1,512        646         138
          Loss on fixed asset
             disposal................         33     --          --
          Deferred income taxes,
             net.....................       (523)      (836)        374
          Increase in accounts
             receivable..............     (2,193)    (2,273)     (3,014)
          (Increase) decrease in
             inventories.............     (9,350)      (986)      4,294
          (Increase) decrease in
             prepaid expenses........        508        (92)       (801)
          (Increase) decrease in
             other noncurrent
             assets..................       (119)       (55)         57
          Increase (decrease) in
             accounts payable........      5,736     (1,492)      1,308
          Increase (decrease) in
             accrued expenses........       (305)       999         803
                                       ---------  ---------   -----------
               Net cash provided by
                  (used in) operating
                  activities.........       (493)       185       5,266
                                       ---------  ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures............     (1,785)    (1,755)     (1,231)
     Cash payments for businesses
       acquired......................     (1,187)    (1,000)     --
                                       ---------  ---------   -----------
               Net cash used in
                  investing
                  activities.........     (2,972)    (2,755)     (1,231)
                                       ---------  ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of borrowings..........      5,139     21,624      --
     Repayments of borrowings........     (2,102)   (19,078)     (2,959)
     Cash dividends paid.............       (120)       (93)     --
     Proceeds from repayment of notes
       receivable....................     --         --             100
     Payments under capital lease
       obligation....................        (17)    --          --
                                       ---------  ---------   -----------
               Net cash provided by
                  (used in) financing
                  activities.........      2,900      2,453      (2,859)
                                       ---------  ---------   -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................       (565)      (117)      1,176
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD..........................      1,059      1,176      --
                                       ---------  ---------   -----------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD.............................  $     494  $   1,059     $ 1,176
                                       =========  =========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
          Cash paid for interest.....  $   2,109  $   2,567     $ 1,512
          Cash paid for income
             taxes...................  $   1,259  $   3,043     $ 1,500

        The accompanying notes are an integral part of these statements.

                           BRUNSWICK TECHNICAL GROUP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE FOUR MONTHS ENDED APRIL 28, 1995
                             (DOLLARS IN THOUSANDS)

                                           FOUR
                                        MONTHS 1995
                                        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss........................     $  (176)
     Adjustments to reconcile net
      loss to net cash provided by
      operating activities --
          Depreciation and
           amortization..............         949
          Deferred income taxes,
           net.......................         795
          Decrease in accounts
           receivable................       6,420
          Increase in inventories....      (6,028)
          Decrease in prepaid
           expenses..................         930
          Decrease in other
           noncurrent assets.........          19
          Decrease in deferred
           pension...................        (177)
          Increase in accounts
           payable...................         415
          Increase in accrued
           expenses..................       1,469
                                        -----------
               Net cash provided by
                operating
                activities...........       4,616
                                        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures............        (462)
                                        -----------
               Net cash used in
                investing
                activities...........        (462)
                                        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in due to
      affiliate......................      (3,962)
                                        -----------
               Net cash used in
                financing
                activities...........      (3,962)
                                        -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................         192
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD..........................          65
                                        -----------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD.............................     $   257
                                        ===========

        The accompanying notes are an integral part of these statements.

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              DECEMBER 31, 1997, 1996, AND 1995 AND APRIL 28, 1995

1.  ORGANIZATION

     On April 28, 1995, TPG Holdings, Inc. ("TPG") acquired substantially all of the assets and liabilities of the Brunswick Technical Group ("BTG"). On October 31, 1997, TPG merged with Lunn Industries, Inc. ("Lunn"), forming Advanced Technical Products, Inc. (the "Company"). See Note 3 for further disclosures relating to these business transactions. Accordingly, the financial statements presented for the four months ended April 28, 1995 reflect BTG's results of operations, and for periods subsequent to April 28, 1995 reflect the Company's results of operations.

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. The Company is incorporated in the state of Delaware, with corporate headquarters located in Atlanta, Georgia. Principal manufacturing operations are located in Marion, Virginia; Lincoln, Nebraska; Deland, Florida; Belcamp and Jessup, Maryland and Glen Cove, New York. The Company's subsidiaries include: Technical Products Group, Inc., Alcore, Inc., Marion Properties, Inc., Lincoln Properties, Inc. and Deland Properties, Inc. All significant intercompany transactions and balances have been eliminated.

     The consolidated financial statements of BTG include the revenues and expenses of the manufacturing operations purchased by TPG, as well as an allocation of expenses incurred by the BTG headquarters' office and by Brunswick Corporation in support of BTG. The BTG consolidated statement of operations reflects substantially all of the costs associated with the normal cost of business. Expenses allocated to BTG and allocation methods are further discussed in Note 18.

REVENUE RECOGNITION

     Revenues and anticipated profits under long-term fixed price production contracts are recorded on a percentage of completion method, principally using units-of-delivery as the measurement basis for effort accomplished. Deliveries of units are generally made upon acceptance by the customer in accordance with contract terms.

     Revenues under certain long-term fixed price contracts which require a significant amount of development effort in relation to total contract value are recorded based on the accomplishment of milestones as specified by contract terms. Revenues under cost reimbursable type contracts are recorded as costs are incurred.

     Amounts representing contract change orders or claims are included in estimates of future contract revenues used for preparing estimates of contract profitability at completion only when realization is probable and amounts can be reasonably estimated. Outstanding claims which had not been negotiated were not material as of the balance sheet dates presented in the accompanying financial statements.

     Estimated losses on contracts are recorded in full when identified.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less.

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

GENERAL AND ADMINISTRATIVE COSTS

     BTG headquarters and Brunswick Corporation expenses which support BTG were reported as general and administrative expenses during the four months ended April 28, 1995. BTG absorbed the general and administrative expenses incurred at its manufacturing operations in inventory and recognized such costs in cost of sales as such inventory was shipped.

     General and administrative expenses reported for periods after April 28, 1995 include all the Company's corporate headquarters level expenses, as well as the general and administrative expenses incurred at the manufacturing operations.

RESEARCH AND DEVELOPMENT COSTS

     Company-sponsored research and development costs are reported as part of general and administrative and other expenses. Revenues and costs incurred in connection with customer-sponsored research and development contracts are accounted for as contract revenues and costs.

INVENTORIES

     Inventories are valued at the lower of first-in, first-out (FIFO) cost or market (net realizable value). Inventory cost includes material, labor and manufacturing overhead for periods beginning after April 28, 1995. Prior to April 29, 1995, inventory cost also includes general and administrative expenses incurred at the manufacturing operations. Customer progress payments received on long-term contracts are recorded as an offset to related inventory balances.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, accounting for long-term contracts requires management estimates of future contract revenues and costs used for preparing estimates at contract completion and determining contract profitability reflected in the financial statements. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's debt is estimated based upon cash flows discounted using the interest rates available to the Company for debt with similar terms and remaining maturities. The carrying value of the Company's debt approximates fair value due to the variable rate nature of the borrowings and/or the short maturity of the borrowings. The carrying value of all other financial instruments approximates fair value due to the short-term nature of such instruments.

PROPERTY AND EQUIPMENT

     Property additions are recorded at cost. The costs of maintenance and repairs are charged to operating results as incurred. Depreciation is charged against operations over three to ten years for machinery and equipment and seven to forty years for buildings and improvements. Improvements to leased property are amortized over the life of the lease or the estimated life of the improvement, whichever is shorter. Straight-line and accelerated methods of depreciation are used for financial reporting and accelerated methods are used for tax purposes where permitted. Depreciation expense for the years ended December 31, 1997 and 1996, eight months ended December 31, 1995 and four months ended April 28, 1995 is $1,415,000, $569,000, $108,000 and $949,000,
respectively.

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. This pronouncement required the restatement of all prior-period earnings per share data presented to conform to its provisions. Basic earnings per share is computed by dividing net earnings available for common shares by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings available for common shares by the sum of (1) the weighted-average number of shares of common stock outstanding during the period,
(2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) dilutive effect of other potentially dilutive securities.

STOCK OPTIONS

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of Statement 123.

INCOME TAXES

     Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

GOODWILL

     Goodwill, which represents the excess of purchase price over the fair value of assets acquired, is amortized on the straight-line basis over the estimated useful life, but not in excess of 40 years. The Company evaluates the possible impairment of goodwill at each reporting period based on the undiscounted projected cash flows of the applicable business units.

LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," the Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During 1997 and 1996, no such impairment losses have been identified by the Company.

3.  FORMATION OF THE COMPANY

     The Company was formed on October 31, 1997 when TPG Holdings, Inc. merged with Lunn Industries, Inc. under the name Advanced Technical Products, Inc. ("ATP"). Former TPG and Lunn common shareholders received 8.3028 and 0.1 shares of ATP stock, respectively, in exchange for each share of the former companies' stock. The merger agreement specified that 50% of the common stock to be

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
delivered to each former TPG common shareholder would be held in escrow subject to cancellation pending the results of TPG's 1997 operations versus net income targets designated in the agreement. TPG's 1997 net income exceeded the maximum target, and all of the escrowed shares are expected to be released to the former TPG shareholders in April, 1998.

     The merger was accounted for as a purchase of Lunn assets by TPG. The recorded purchase price of $17,582,000 consisted of (1) $14,358,000, the market value of Lunn's outstanding stock at the time the intent to merge was announced,
(2) $1,200,000, the estimated value of Lunn's stock options and warrants outstanding as of the merger valuation date and (3) $2,024,000, the total direct merger costs incurred. The purchase price was allocated to purchased assets and liabilities based on approximate fair values as follows (in thousands):

Cash.................................  $  --
Accounts receivable..................      4,076
Inventories..........................      4,879
Prepaid and other assets.............        681
Fixed assets.........................     12,683
Other assets.........................        644
Current liabilities..................     (7,007)
Long-term debt.......................     (3,498)
                                       ---------
     Total...........................  $  12,458
                                       =========

     The purchase price exceeded the fair value of the net assets acquired, resulting in goodwill valued at $5,124,000. Goodwill is amortized on a straight-line basis over 40 years.

     The operating results of Lunn have been included in the Company's consolidated financial statements since the date of the acquisition. The following table presents unaudited pro forma consolidated operating results for the Company for the years ended December 31, 1997 and 1996 as if the Lunn acquisition had occurred as of the beginning of 1996 (in thousands, except per share amounts):

                                          1997        1996
                                       ----------  ----------
Net sales............................  $  138,958  $  144,632
Net income before extraordinary
  items..............................       5,252       5,404
Extraordinary items..................      --             785
Net income...........................       5,252       4,619
Earnings per share -- basic..........        0.99        0.91
Earnings per share -- diluted........        0.94        0.87

     The unaudited pro forma consolidated operating results of the Company are not necessarily indicative of the operating results that would have been achieved had the merger been consummated at the beginning of the periods presented, and should not be construed as representative of future operating results.

     TPG was formed in connection with the acquisition of substantially all of the assets of BTG on April 28, 1995. The purchase price included cash of $22.0 million and debt payable to Brunswick of $3.259 million of which $259,000 was retired as of December 31, 1997. In addition, the purchase agreement specified that the Company would make payments contingent on future earnings. On December 30, 1996 the Company paid $1.0 million to Brunswick in full settlement of this obligation and recorded this amount as additional purchase price.

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The acquisition was accounted for as a purchase of assets. The purchase price of $28.409 million (including $2.409 million of direct transaction costs) was allocated to purchased assets and liabilities based on approximate fair values as follows (in thousands):

Accounts receivable..................  $  11,824
Inventories..........................     23,436
Prepaid and other assets.............      1,040
Fixed assets.........................      1,571
Current liabilities..................     (9,462)
                                       ---------
     Total...........................  $  28,409
                                       =========

     Brunswick indemnified the Company for certain legal, tax and environmental contingencies relating to the period prior to the acquisition.

4.  NATURE OF BUSINESS AND CUSTOMER CONCENTRATION

     The Company is engaged principally in the design and manufacture of a wide range of advanced composite, aerospace and defense products including radomes for high-performance military and commercial aviation, lightweight relocatable shelters, rocket motor cases, pressure vessels, fuel tanks for military aircraft and commercial natural gas vehicles, advanced electronic and electro-optical components, chemical warfare detection systems, metal bonded panels and composite assemblies using honeycomb cores, fibers and reinforced plastics.

     Approximately 71% of the Company's 1997 sales were to the U.S. Government on prime or sub-contract bases. U.S. government sales for all other periods reported ranged from 81% to 84%. More than 95% of sales were on a fixed-price basis for all periods reported.

     Firm sales backlog at December 31, 1997 and 1996 was $192.0 million and $119.6 million, respectively.

     As a government contractor, the Company is exposed to certain inherent industry risks and uncertainties including technological obsolescence, changes in government policies, dependence on the federal defense budget and annual congressional appropriation and allotment of funds. Although the Company's major programs have been well supported during recent years, future spending reductions and funding limitations could negatively impact future operations.

     Approximately 37% of the Company's labor force is covered by collective bargaining agreements as of December 31, 1997.

5.  SEGMENT REPORTING

     The Company's operations are divided into two business segments:
Aerospace/Defense and Commercial. A description and financial data for each segment are summarized below:

AEROSPACE/DEFENSE

     The Aerospace/Defense markets served by the Company primarily consist of the United States government, which the Company sells to on a prime and subcontract basis, and the commercial aerospace market. The Company designs, develops and manufactures a wide range of advanced composite products, advanced electronic and electro-optical components and other integrated defense systems for this market segment.

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

COMMERCIAL

     The Company designs and manufactures composite parts and components for the automotive, oil and gas and other commercial industries, including fuel tanks for natural gas vehicles, accumulator bottles, flexible drill pipe and other composite products. The Company also manufactures electrical power switching products for specialty vehicles including recreational vehicles, motor homes, conversion vans, over-the-road trucks and leisure boats.

SELECTED FINANCIAL DATA BY BUSINESS SEGMENT

                                                                                          BRUNSWICK
                                                                                          TECHNICAL
                                              ADVANCED TECHNICAL PRODUCTS, INC.             GROUP
                                        ---------------------------------------------    ------------
                                         AS OF AND       AS OF AND        AS OF AND       AS OF AND
                                        FOR THE YEAR    FOR THE YEAR    FOR THE EIGHT    FOR THE FOUR
                                           ENDED           ENDED        MONTHS ENDED     MONTHS ENDED
                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      APRIL 28,
                                            1997            1996            1995             1995
                                        ------------    ------------    -------------    ------------
                                                       (IN THOUSANDS)
Net revenues
     Aerospace/Defense...............     $ 99,637        $110,847         $71,409         $ 25,361
     Commercial......................       19,796          15,687           7,763            3,055
     Corporate & Other...............       --              --              --               --
                                        ------------    ------------    -------------    ------------
          Total                           $119,433        $126,534         $79,172         $ 28,416
                                        ============    ============    =============    ============
Operating income (loss)
     Aerospace/Defense...............     $ 10,644        $ 14,484         $ 7,841         $  1,623
     Commercial......................          334            (404)         (1,004)            (561)
     Corporate & Other...............       (1,863)         (3,669)         (1,526)          (1,350)
                                        ------------    ------------    -------------    ------------
          Total                           $  9,115        $ 10,411         $ 5,311         $   (288)
                                        ============    ============    =============    ============
Identifiable assets
     Aerospace/Defense...............     $ 59,979        $ 34,320         $29,051         $ 46,418
     Commercial......................       16,356           7,934           6,777            6,750
     Corporate & Other...............        9,349           2,469           3,083              191
                                        ------------    ------------    -------------    ------------
          Total......................     $ 85,684        $ 44,723         $38,911         $ 53,359
                                        ============    ============    =============    ============
Capital Expenditures
     Aerospace/Defense...............     $  1,569        $    955         $   718         $    410
     Commercial......................          210             752             488               52
     Corporate & Other...............            6              48              25           --
                                        ------------    ------------    -------------    ------------
          Total......................     $  1,785        $  1,755         $ 1,231         $    462
                                        ============    ============    =============    ============
Depreciation and amortization
     Aerospace/Defense...............     $    847        $    466         $    92         $    795
     Commercial......................          311             158              46              139
     Corporate & Other...............          354              22          --                   15
                                        ------------    ------------    -------------    ------------
          Total......................     $  1,512        $    646         $   138         $    949
                                        ============    ============    =============    ============

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  INVENTORIES

     Inventories at December 31, 1997 and 1996 consisted of the following (in thousands):

                                         1997       1996
                                       ---------  ---------
Finished goods.......................  $   1,236  $     727
Work in process......................     18,035      8,905
Raw materials........................     24,297     18,045
Progress payments....................     (8,935)    (7,327)
                                       ---------  ---------
                                       $  34,633  $  20,350
                                       =========  =========

7.  LEASES

     The Company has various lease agreements for offices, factories and certain equipment. The longest lease obligation extends to 2008. Most leases contain renewal options and some contain purchase options. No leases contain restrictions on the Company's activities concerning dividends, further leasing or additional debt.

     The Company is obligated under various capital leases for certain machinery and equipment that expire at various dates through 2002. The gross amount of machinery and equipment and related accumulated amortization recorded under capital leases as of December 31, 1997 were as follows (in thousands):

Machinery and equipment..............  $     729
Less accumulated amortization........       (140)
                                       ---------
     Net capital lease asset.........  $     589
                                       =========

     Rent expense for the years ended December 31, 1997 and 1996, the eight months ended December 31, 1995 and the four months ended April 28, 1995 consisted of the following (in thousands):

                                                   EIGHT         FOUR
                          YEAR         YEAR        MONTHS       MONTHS
                         ENDED        ENDED        ENDED         ENDED
                        DEC. 31,     DEC. 31,     DEC. 31,     APRIL 28,
                          1997         1996         1995         1995
                        --------     --------     --------     ---------
Basic expense.........   $ 1,194      $ 1,085      $  533       $   315
Sublease income.......      (250)        (250)       (167)         (132)
                        --------     --------     --------     ---------
Rent expense, net.....   $   944      $   835      $  366       $   183
                        ========     ========     ========     =========

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum rental payments under agreements classified as operating leases with noncancelable terms in excess of one year, and the present value of future minimum capital lease payments are as follows as of December 31, 1997 (in thousands):

                                        CAPITAL      OPERATING
                                        LEASES        LEASES
                                        -------      ---------
Year ending December 31:
1998.................................   $   194       $ 1,174
1999.................................       161         1,089
2000.................................       115           655
2001.................................        78           522
2002.................................        35           483
Beyond 2002..........................     --            2,530
                                        -------      ---------
Total minimum lease payments.........       583       $ 6,453
                                                     =========
Less amounts representing interest
  (at rates ranging from 6.6% to
  18.2%).............................      (108)
                                        -------
Net principal portion................       475
Less portion due within one year.....      (150)
                                        -------
Long-term portion....................   $   325
                                        =======

     During the first quarter of 1998, the Company entered into a new, ten year lease agreement for a facility located at Edgewood, Maryland ("Edgewood"), into which the existing Jessup, Maryland operation will be moved. It is also anticipated that the Edgewood facility will provide increased production capability to facilitate future business expansion. The preceding schedule of operating lease obligations includes the new lease commitment. Such schedule does not include the remaining eight years and three months on the lease agreement for the Company's Jessup facility. This lease obligation totals approximately $1,725,000 over the eight year, three month period. The Company plans to sublease the Jessup facility and anticipates that the sublease rental income will offset the lease obligation resulting in no significant net expense to be recognized in future reporting periods.

8.  DEBT

     Short-term debt of the Company at December 31 consisted of the following (in thousands):

                                         1997       1996
                                       ---------  ---------
Revolving loans......................  $  17,367  $   7,624
Current maturities of long-term
  debt...............................      2,063      2,000
                                       ---------  ---------
               Total.................  $  19,430  $   9,624
                                       =========  =========

     Long-term debt of the Company at December 31, 1997 and 1996 consisted of the following (in thousands):

                                         1997       1996
                                       ---------  ---------
Term loans (net of current
  maturities)........................  $  10,714  $  12,000
Deferred obligation..................      3,000      3,000
Bond payable.........................      2,273     --
Other long-term debt.................        691        222
                                       ---------  ---------
               Total.................  $  16,678  $  15,222
                                       =========  =========

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Scheduled maturities of long-term debt are as follows (in thousands):

1999.................................  $   2,851
2000.................................      8,426
2001.................................      3,297
2002.................................        296
Thereafter...........................      1,808
                                       ---------
               Total.................  $  16,678
                                       =========

     Debt balances at December 31, 1997 include prior indebtedness of Lunn which was assumed by the Company as of the date of merger. This debt includes a revolving loan ($5,016,000), bond payable ($2,473,000) and other long-term debt ($768,000).

REVOLVING AND TERM LOANS

     In March, 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The Company's new credit facility totals $48.0 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) $18.0 million term loan and (3) $3.0 million of capital expenditure facility. The loans are secured by collateral consisting of substantially all of the Company's property including inventory, equipment, receivables, general intangibles, investment property and real property. The interest rates on the revolving and term loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.25% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 2.75% to LIBOR plus 1.5% on the term loan. Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. The initial term of the new credit facility extends to December 31, 2000.

     The classifications of debt as short-term and long-term obligations on the balance sheet as of December 31, 1997 reflect this refinancing commitment.

     Under terms of two separate revolving loan agreements outstanding at December 31, 1997, the Company could borrow up to $23.0 million on a combined basis against the Company's eligible receivables, inventories and equipment. Amounts borrowed on one line of credit (up to $17.0 million) are charged interest at an annual rate of 0.5% above the domestic prime rate or, at the Company's option, 2.75% above LIBOR. The other line of credit ($6.0 million) was available at an annual interest rate of LIBOR plus 2.5%, with the first $3.0 million covered by an interest rate swap agreement which fixes the interest rate at 8.65% to protect against the risk of an increase in the LIBOR rate. At December 31, 1997, the Company's various revolving loan balances (and annual interest rates in effect) were as follows: $6,351,000 (9.0%), $6,000,000 (8.6563%), $3,000,000 (8.65%) and $2,016,000 (8.2187%). The interest rate in effect on the Company's entire revolving loan balance at December 31, 1996 was 8.75%. Interest expense on the revolving loans for the years ended December 31, 1997 and 1996 and the eight months ended December 31, 1995 totaled $873,000, $710,000 and $567,000, respectively.

     On December 27, 1996, the Company refinanced its revolving and term loans with a different bank. As a result, the Company recorded an after-tax extraordinary loss of $667,000 ($1.085 million pre-tax) during 1996 related to prepayment fees, closing costs, origination fees and legal costs. Under the term loan provisions of such agreement, the Company borrowed $14.0 million on December 27, 1996, at an annual interest rate of .75% above prime. The interest rate on all or a portion of the term loan was convertible, at the Company's option, to 3.0% above LIBOR. Principal payments totaled $500,000 per quarter beginning April 1, 1997. At December 31, 1997, the term loan principal balance totaled $12.5 million, $12.0 million

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
of which carried LIBOR-based interest at an annual rate of 8.9063% and $500,000 of which carried prime-based interest at 9.25%. The annual interest rate in effect on the entire term loan balance at December 31, 1996 was 9.00%. Interest expense on the term loans for the years ended December 31, 1997 and 1996 and the eight months ended December 31, 1995 totaled $1,179,000, $1,402,000 and $1,143,000, respectively.

     The Company also could also obtain equipment loans to finance certain equipment purchases up to a total of $1.0 million in principal. No equipment loans existed as of December 31, 1997 and 1996.

     The Company is subject to several financial and nonfinancial covenants under the revolving and term loans. At December 31, 1997, the Company was in violation of certain financial covenants. Such violations were cured as a result of the March, 1998 refinancing described above.

DEFERRED OBLIGATION

     The deferred obligation of $3.0 million was payable to Brunswick on April 28, 2001, with interest of 8.0% per annum payable annually, according to the original terms of the acquisition of BTG by TPG (See Note 3). This obligation was paid in full in March, 1998 in conjunction with the refinancing of the Company's revolving and term loans. The Company recorded interest expense of $240,000 in both 1997 and in 1996, and $160,000 for the eight months ended December 31, 1995, related to the deferred obligation.

BONDS PAYABLE AND OTHER LONG-TERM DEBT

     Bonds payable and other long-term debt at December 31, 1997 were assumed by the Company from Lunn in connection with the merger and result from a financing agreement with the State of Maryland dated May 14, 1997 to provide $2.6 million in 15 year tax-exempt industrial development bonds bearing interest at a variable rate adjusted weekly to finance the purchase of the Lunn's Belcamp, Maryland honeycomb manufacturing facility and an adjacent 3.2 acre parcel of land. The Company has entered into an interest rate hedge agreement with a financial institution to fix the interest rate on the tax exempt bonds at 5.07% through the year 2012. The unpaid principal bond balance at December 31, 1997 was $2,473,000. On July 7, 1997, in conjunction with the tax exempt bond financing, Lunn entered into a ten-year $810,000 Maryland Industrial and Commercial Redevelopment Fund loan agreement with interest set at a fixed rate of 5.1% annually, plus a five-year $60,000 loan from Harford County, Maryland with interest set at a fixed rate of 5.5%. The unpaid balance of this other debt totaled $768,000 at December 31, 1997.

9.  RETIREMENT AND EMPLOYEE BENEFIT COSTS OF THE COMPANY

DEFINED CONTRIBUTION PLANS

     The Company has retirement and savings plans for substantially all of the Company's employees which allows participants to make contributions up to 15% of their base pay via payroll deductions pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary matching contributions. The Company's match for the 1997 plan year varied by facility and ranged from 10% of each participant's pretax contributions, limited to 6% of their salary, to 50% of each participant's pretax contributions, limited to 4% of their salary. The cost of the employer match for 1997 and 1996 was $159,000 and $195,000, respectively. The cost of the employer match for the eight months ended December 31, 1995 was $80,000.

     Union employees at the Glen Cove, New York facility are covered by a defined contribution retirement plan, the cost of which was $5,000 for 1997 (post-merger period, only).

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DEFINED BENEFIT PLANS

     Hourly union employees of the Company, other than those at the Glen Cove, New York facility, are covered by defined benefit pension plans with benefits generally based on negotiated rates and years of service. The Company's funding policy is to contribute annually the minimum required amount determined by its actuaries.

     The net pension cost of the defined benefit plans for the years ended December 31, 1997 and 1996, and the eight months ended December 31, 1995 was as follows (in thousands):

                                                             EIGHT MONTHS
                                                                ENDED
                                                               DEC. 31,
                                        1997       1996          1995
                                        -----      -----     ------------
Service cost-benefits earned during
  the period.........................   $ 276      $ 293        $  168
Interest cost........................      74         37             8
Actual return on plan assets.........     (25)        13        --
Net amortization and deferral........      19        (11)       --
                                        -----      -----     ------------
     Net pension cost................   $ 344      $ 332        $  176
                                        =====      =====     ============

     The funded status of the plans and amounts recognized in the Company's balance sheets at December 31 were as follows (in thousands):

                                         1997       1996
                                       ---------  ---------
Actuarial present value of benefit
  obligations --
     Vested..........................  $   1,379  $     470
     Nonvested.......................        622         80
                                       ---------  ---------
          Accumulated benefit
             obligation..............      2,001        550
Market value of plan assets..........       (587)      (104)
                                       ---------  ---------
          Unfunded projected benefit
             obligation..............      1,414        446
Unrecognized prior service costs.....       (987)    --
Unrecognized net loss................       (305)       (95)
Adjustment to recognize minimum
  liability..........................      1,292         95
                                       ---------  ---------
          Net pension liability......  $   1,414  $     446
                                       =========  =========
Intangible asset.....................  $     987  $  --
                                       =========  =========

     Assumptions used to measure the projected benefit obligation and the expected long-term rate of return on plan assets as of December 31, 1997 and 1996 were as follows:

Discount rate for obligations........     7.25%
Long-term rate of investment              8.00%
  return.............................
Mortality............................   1983 Group
                                         Annuity

     The Company does not have any significant postemployment or postretirement medical or life insurance plans.

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  SHAREHOLDERS' EQUITY OF THE COMPANY

     The activity in the equity accounts for the period from April 29, 1995 through December 31, 1997, is summarized as follows (in thousands):

                                                                                       NOTES      ADDITIONAL
                                         COMMON STOCK     ADDITIONAL                RECEIVABLE      MINIMUM
                                       ----------------     PAID-IN     RETAINED       FROM         PENSION
                                       SHARES   AMOUNT      CAPITAL     EARNINGS     OFFICERS      LIABILITY      TOTAL
                                       ------   -------   -----------   ---------   -----------   -----------   ---------
Balance, April 29, 1995..............       1    $   1      $   999      $ --          $--           $--        $   1,000
Issuance of notes receivable from
  officers for purchase of stock.....    --       --         --            --           (235)        --              (235)
Repayment of notes receivable........    --       --         --            --            100         --               100
Net income...........................    --       --         --            2,107       --            --             2,107
Preferred dividends declared.........    --       --         --              (53)      --            --               (53)
                                       ------   -------   -----------   ---------   -----------   -----------   ---------
Balance, December 31, 1995...........       1    $   1      $   999      $ 2,054       $(135)        $--        $   2,919
Common stock split (475-to-1)........     474      474         (474)       --          --            --            --
Par value adjustment (common)........    --       (470)         470        --          --            --            --
Net income...........................    --       --         --            4,274       --            --             4,274
Preferred dividends declared.........    --       --         --              (80)      --            --               (80)
Additional minimum pension
  liability..........................    --       --         --            --          --              (95)           (95)
                                       ------   -------   -----------   ---------   -----------   -----------   ---------
Balance, December 31, 1996...........     475    $   5      $   995      $ 6,248       $(135)        $ (95)     $   7,018
Merger transactions:
    Retirement of TPG stock..........    (475)      (5)      --            --          --            --                (5)
    Conversion of TPG stock to ATP
      stock..........................   3,944       39       --            --          --            --                39
    Conversion of Lunn stock to ATP
      stock..........................   1,276       13       --            --          --            --                13
    Purchase accounting adjustment
      for acquisition of Lunn........    --       --         15,511        --          --            --            15,511
Net income...........................    --       --         --            4,208       --            --             4,208
Preferred dividends declared.........    --       --         --              (80)      --            --               (80)
Additional minimum pension
  liability..........................    --       --         --            --          --             (210)          (210)
                                       ------   -------   -----------   ---------   -----------   -----------   ---------
Balance, December 31, 1997...........   5,220    $  52      $16,506      $10,376       $(135)        $(305)     $  26,494
                                       ======   =======   ===========   =========   ===========   ===========   =========

STOCK OPTION PLANS

     In conjunction with the merger on October 31, 1997, the Company assumed the outstanding obligations of the Lunn and TPG stock option plans. The Company also adopted the 1997 Advanced Technical Products, Inc. Stock Option Plan (the "1997 Plan") on the merger date. Under the 1997 Plan, the Company may grant nonstatutory and incentive stock options to employees of the Company for the purchase of the Company's common stock at an exercise price equal to at least 100% of the fair market value as of the date of grant (110% of such fair market value if the optionee owns more that 10% of the combined voting power of all classes of stock of the Company). The Company has authorized 300,000 shares of common stock for the 1997 Plan. On November 6, 1997, 173,000 incentive stock options to acquire shares of the Company's common stock were granted to key employees under the 1997 Plan. The options vest at the rate of 20% on each of the five anniversary dates following the year of the grant. The exercise price of the options is $15.00 per share.

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On November 6, 1997, the Company adopted the 1997 Advanced Technical Products, Inc. 1997 Non-Employee Director Stock Option Plan, the terms of which are the same as the employee plan, except that options are to be granted to only non-employee members of the Company's board of directors. 100,000 shares of common stock are authorized under this plan. On November 6, 1997, 43,000 nonqualified stock options were granted to non-employee directors under the plan. The options vest at a rate of 33 1/3% on each day preceding the annual meeting of the stockholders of the Company for the years 1998 through 2000. The exercise price of the options is $15.00 per share.

     A summary of stock option transactions for 1997 and 1996 follows (pre-merger amounts have been restated to reflect amounts on a post-merger basis; shares are in thousands):

                                               1997                  1996
                                        ------------------    ------------------
                                                  WEIGHTED              WEIGHTED
                                                  AVERAGE               AVERAGE
                                                  EXERCISE              EXERCISE
                                        SHARES     PRICE      SHARES     PRICE
                                        ------    --------    ------    --------
Beginning of year....................     208      $ 0.41      --        $--
Options granted......................     216       15.00       208        0.41
Options assumed in merger............     115        7.39      --         --
Options canceled.....................     (12)       0.41      --         --
                                        ------    --------    ------    --------
End of year..........................     527      $ 7.91       208      $ 0.41
                                        ======    ========    ======    ========

     As of December 31, 1997, exercisable options totaled approximately 154,000.

     The range of exercise prices and the weighted average remaining years in contractual life for options assumed in the Merger were $5.00 to $15.00 and 5.5 years, respectively. The range of exercise prices, weighted average remaining years in contractual life and weighted average exercise price per share for options exercisable at December 31, 1997, were $0.41 to $15.00, 6.3 years and $5.61, respectively.

     The weighted average fair value of options granted in 1997 and 1996 was $8.40 and $1.67 per share, respectively, as determined using the Black Scholes option-pricing model with the following assumptions:

                                         1997          1996
                                        -------      ---------
Risk free interest rate..............   5.95%        6.82%
Expected dividend yield..............     0%            0%
Expected stock volatility............    45%          100%
Expected option life.................   7 years       10 years

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company accounts for this plan under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined based on the fair value at grant date under the optional method in Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company's net income would have been reduced to the pro forma amounts indicated below:

                                         1997       1996
                                       ---------  ---------
Net income:
     As reported.....................  $   4,208  $   4,274
     Pro forma.......................      4,166      4,248
Net income per share:
  As reported:
     Basic...........................  $    0.99  $    1.06
     Diluted.........................       0.95       1.03
  Pro forma:
     Basic...........................  $    0.98  $    1.06
     Diluted.........................       0.94       1.03

STOCK WARRANTS

     The Company assumed obligations of outstanding Lunn stock warrants as of the merger on October 31, 1997. There were 66,000 stock warrants outstanding as of December 31, 1997, with a weighted average exercise price of $6.85. There were no stock warrant transactions during 1997 and 1996, other than the assumption of existing Lunn obligations by the Company.

     Certain warrant agreements contain anti-dilutive provisions providing for certain adjustments in the exercise price and the number of shares to be received upon exercise in the event of subsequent sales of stock by the Company below the initial warrant exercise price.

11.  MANDATORILY REDEEMABLE PREFERRED STOCK

     The preferred stock is 8% cumulative and redeemable with a $1.00 par value and 1,000,000 shares are authorized, issued and outstanding. In case of liquidation, the holders of preferred stock will be paid out of the assets of the Company in cash equal to $1.00 per share, plus any accumulated and unpaid dividends before the common stockholders.

     The Company may, at its option, redeem any or all of the outstanding shares of the preferred stock for cash equal to $1.00 per share, plus any accumulated and unpaid dividends. The preferred shares are subject to mandatory redemption at the above-stated value on the earlier of April 28, 2001, or the date on which occurs a change in the ownership of 50% or more of the assets or the common stock of the Company.

     On October 31, 1997, all shares of TPG preferred stock were cancelled and reissued as preferred stock of the Company.

12.  RELATED-PARTY TRANSACTIONS

     At December 31, 1997 and 1996, certain officers of the Company have outstanding promissory notes in the aggregate amount of $134,865, which were issued to the Company as consideration for the paid-in capital in excess of par value for the shares of stock they own.

     Common shares of the Company owned by each such officer have been pledged as collateral to secure the payment of the promissory notes. The notes carry an interest rate of the lesser of 8% and the highest rate permitted by applicable law. Principal and accrued interest payments are due in full upon maker's sale of

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
any pledged stock or on April 28, 2001, if earlier. The notes may be repaid at any time at the option of the maker without penalty.

13.  TECHNOLOGICAL EXPENDITURES

     Technological expenditures, excluding reimbursed projects, for the years ended December 31, 1997 and 1996, the eight months ended December 31, 1995 and the four months ended April 28, 1995 consisted of the following (in thousands):

                                                          EIGHT         FOUR
                                 YEAR         YEAR        MONTHS       MONTHS
                                ENDED        ENDED        ENDED         ENDED
                               DEC. 31,     DEC. 31,     DEC. 31,     APRIL 28,
                                 1997         1996         1995         1995
                               --------     --------     --------     ---------
Research and development.....   $ 1,063      $ 1,213      $   605       $ 194
Engineering and other........       654        1,256          834         298
                               --------     --------     --------     ---------
     Total...................   $ 1,717      $ 2,469      $ 1,439       $ 492
                               ========     ========     ========     =========

     The Company was also reimbursed $3.878 million, $4.311 million, $1.077 million and $0.258 million under federally funded research and development contracts during the years ended December 31, 1997 and 1996, the eight months ended December 31, 1995, and the four months ended April 28, 1995, respectively.

14.  INCOME TAXES

     The combined provision for U.S. federal and state income taxes for the years ended December 31, 1997 and 1996, the eight months ended December 31, 1995 and the four months ended April 28, 1995 consisted of the following (in thousands):

                                                           EIGHT       FOUR
                                  YEAR                    MONTHS      MONTHS
                                  ENDED        YEAR        ENDED       ENDED
                                  DEC.        ENDED        DEC.        APRIL
                                   31,       DEC. 31,       31,         28,
                                  1997         1996        1995        1995
                                 -------     --------     -------     -------
Current......................... $ 3,157      $3,511      $  938      $ (907)
Deferred........................    (523)       (836)        374         795
                                 -------     --------     -------     -------
Total income tax provision...... $ 2,634      $2,675      $1,312      $ (112)
                                 =======     ========     =======     =======

     The federal statutory tax rate for periods reported is reconciled to the effective tax rate as follows:

                                                          EIGHT       FOUR
                                 YEAR                    MONTHS      MONTHS
                                 ENDED        YEAR        ENDED       ENDED
                                 DEC.        ENDED        DEC.        APRIL
                                  31,       DEC. 31,       31,         28,
                                 1997         1996        1995        1995
                                -------     --------     -------     -------
Federal statutory rate........    34.0%       34.0%        34.0%       34.0%
State and local taxes, net
  of federal benefit..........     4.5         4.5          4.4         5.0
                                -------     --------     -------     -------
Effective tax rate............    38.5%       38.5%        38.4%       39.0%
                                =======     ========     =======     =======

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                         1997       1996
                                       ---------  ---------
DEFERRED TAX ASSETS --
     Excess of tax over book
       capitalized inventory costs...  $     327  $     193
     Reserves not deductible until
       paid..........................        757        307
     Federal tax credits.............         97     --
     Allowance for doubtful
       accounts......................         95     --
     Net operating loss
       carryforwards.................      2,183     --
                                       ---------  ---------
          Total deferred tax
             assets..................      3,459        500
DEFERRED TAX LIABILITIES --
     Depreciation....................       (978)    --
                                       ---------  ---------
NET DEFERRED TAX ASSET BEFORE
  VALUATION ALLOWANCE................      2,481        500
VALUATION ALLOWANCE..................     (1,458)    --
                                       ---------  ---------
NET DEFERRED TAX ASSET...............  $   1,023  $     500
                                       =========  =========

     The Company has net operating loss carryforwards of $5,669,000, which were generated from Lunn operations prior to the merger, and may be applied against future taxable income and expire at varying dates between 2002 and 2011. As a result of the merger and the subsequent ownership change of Lunn, the timing of the realization of the Company's net operating loss carryforwards is subject to
Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that, if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset with net operating loss carryforwards is subject to an annual limitation. The Company's estimated annual limitation under Section 382 is $1,020,000.

     The valuation allowance of $1,458,000 at December 31, 1997, represents a reserve for the net deferred tax assets assumed from Lunn in the merger. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these factors and the Section 382 limitation on the annual utilization of net operating loss carryforwards, management does not believe that it is more likely than not that the Company will realize the benefits of all these deductible differences. Subsequently recognized tax benefits for items relating to the valuation allowance recorded at December 31, 1997 will be recorded as a reduction of goodwill recognized as a result of the merger with Lunn.

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators used in calculating basic and diluted EPS follows:

                                                                    EIGHT
                                          YEAR         YEAR        MONTHS
                                          ENDED        ENDED        ENDED
                                        DEC. 31,     DEC. 31,     DEC. 31,
                                          1997         1996         1995
                                        ---------    ---------    ---------
Numerators used for basic and diluted
  EPS
EPS BEFORE EXTRAORDINARY ITEMS:
     Income before extraordinary
       items.........................   $   4,208    $   4,941    $   2,107
     Less: preferred stock dividends
       declared......................         (80)         (80)         (53)
                                        ---------    ---------    ---------
     Income available for common
       shares........................   $   4,128    $   4,861    $   2,054
                                        =========    =========    =========
EPS:
     Net income......................   $   4,208    $   4,274    $   2,107
     Less: preferred stock dividends
       declared......................         (80)         (80)         (53)
                                        ---------    ---------    ---------
     Net income available for common
       shares........................   $   4,128    $   4,194    $   2,054
                                        =========    =========    =========

Denominators used for basic and
  diluted EPS
BASIC EPS:
     Weighted average number of
       common shares outstanding used
       for basic EPS.................   4,157,111    3,943,830    3,943,830
DILUTED EPS:
     Add: assumed stock conversions,
       net of assumed treasury stock
       purchases:
          -- stock options...........     198,379      115,000       --
          -- stock warrants..........       6,545       --           --
     Total shares used for diluted
       EPS...........................   4,362,035    4,058,830    3,943,830
                                        =========    =========    =========

16.  ACCRUED EXPENSES

     Accrued expenses at December 31, 1997 and 1996 consisted of the following (in thousands):

                                         1997       1996
                                       ---------  ---------
Payroll and other compensation.......  $   4,025  $   5,019
Medical expenses.....................        449        518
Interest expense.....................        353        190
Income taxes.........................      1,324     --
Other................................      1,486        913
                                       ---------  ---------
     Total...........................  $   7,637  $   6,640
                                       =========  =========

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  OTHER NONCURRENT ASSETS

     Other noncurrent assets as of December 31, 1997 and 1996 are summarized as follows (in thousands):

                                         1997       1996
                                       ---------  ---------
Assets:
     Goodwill, net of accumulated
       amortization of $60...........  $   5,385  $  --
     Intangible asset -- defined
       benefit pension plans.........        987     --
     Assets of non-qualified deferred
       compensation plan.............        675     --
     Other...........................        588        178
                                       ---------  ---------
          Total other
             assets -- noncurrent....  $   7,635  $     178
                                       =========  =========

18.  TRANSACTIONS AMONG BTG AND BRUNSWICK CORPORATION

     Related party transactions between BTG and Brunswick for the four months ended April 28, 1995 and not disclosed elsewhere are as follows:

EMPLOYEE BENEFIT PROGRAMS

     The employees of BTG were eligible to participate in certain employee benefit plans (medical, dental, worker's compensation and other benefits plans) sponsored by Brunswick which charged BTG its proportionate share of these programs based on actual charges, historical experience and headcount. BTG recorded cost of approximately $1.8 million in connection with these plans for the four months ended April 28, 1995.

     On April 28, 1995, TPG terminated its participation in the Brunswick employee benefit plans. Brunswick retained all assets and liabilities related to such plans. Effective April 29, 1995, all employees of TPG were offered participation in its employee benefit plans, including medical, dental, worker's compensation and other plans. See Note 9 for further discussion of these plans.

RETIREMENT PLANS

     Costs charged to BTG for the four months ended April 28, 1995 for its retirement plans are summarized as follows (in thousands):

Defined benefit plans:
     Hourly..........................  $     135
     Salary..........................        305
                                       ---------
          Total......................  $     440
                                       =========
Retirement and savings plan..........  $      50
                                       =========

     The assumptions used in determining the expense recognized for the defined benefit plans were as follows:

Discount rate........................  7.25%
Rate of increase in compensation
  levels.............................  5.5%
Expected long term rate of return on
  assets.............................  9.0%

POSTRETIREMENT MEDICAL BENEFITS

     Certain employees of BTG were eligible to participate in a postretirement medical program sponsored by Brunswick. Costs recorded by BTG represented the estimated proportionate cost attributable to its employees. Postretirement costs charged to BTG's operations for the four months ended April 28, 1995 were approximately $329,000. Brunswick is liable for payments under these programs. On April 28, 1995, TPG terminated its participation in the Brunswick postretirement medical program and Brunswick retained all liabilities related to vested benefits.

CORPORATE SERVICES

     Brunswick provided certain support services to the BTG including: cash management, benefits administration, risk management and tax and audit services. The charges for these services were allocated to

              ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES/
                           BRUNSWICK TECHNICAL GROUP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
BTG based on various formulas which reasonably approximate the actual costs incurred. The costs recorded by BTG and included in general and administrative expenses for these allocations were approximately $190,000 for the four months ended April 28, 1995. The amounts allocated to BTG by Brunswick are not necessarily indicative of the actual costs which may have been incurred had BTG operated as an entity unaffiliated with Brunswick. However, BTG believes that the allocation is reasonable and in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 55.

19.  SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)
                                               1997 QUARTERS
                              ------------------------------------------------
                               FIRST       SECOND        THIRD       FOURTH(A)
                              -------      -------      -------      ---------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................  $23,822      $28,110      $28,608       $ 38,893
Gross profit................    5,086        6,906        6,742          9,387
Operating income............      159        2,213        2,253          4,490
Net income (loss)...........     (196)       1,049        1,017          2,338
Basic earnings per share....    (b)          $0.26        $0.25          $0.48
                              =======      =======      =======      =========
Diluted earnings per share..    (b)          $0.25        $0.24          $0.46
                              =======      =======      =======      =========

                                                         1996 QUARTERS
                                        ------------------------------------------------
                                         FIRST       SECOND        THIRD       FOURTH(C)
                                        -------      -------      -------      ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............................   $27,048      $30,704      $34,409       $ 34,373
Gross profit.........................     6,447        7,860        8,670          9,192
Operating income.....................     1,223        2,528        3,334          3,326
Income (loss) before extraordinary
  item...............................       495        1,241        1,752          1,453
Extraordinary loss...................     --           --           --               667
Net income...........................       495        1,241        1,752            786
Basic earnings per share:
     Income before extraordinary
       item..........................   $  0.12      $  0.31      $  0.44       $   0.36
     Extraordinary item, net.........     --           --           --             (0.17)
                                        -------      -------      -------      ---------
     Net income......................   $  0.12      $  0.31      $  0.44       $   0.19
                                        =======      =======      =======      =========
Diluted earnings per share:
     Income before extraordinary
       item..........................   $  0.12      $  0.31      $  0.42       $   0.36
     Extraordinary item, net.........     --           --           --             (0.18)
                                        -------      -------      -------      ---------
     Net income......................   $  0.12      $  0.31      $  0.42       $   0.18
                                        =======      =======      =======      =========

------------

(a) The fourth quarter of 1997 includes the results of Lunn operations for the two months following the merger creating Advanced Technical Products, Inc. on October 31, 1996.

(b) Loss per common share, assuming dilution, of $0.06 has not been presented above as such amount was anti-dilutive when compared to the loss per common share, assuming no dilution, of $0.05.

(c) Fourth quarter 1996 earnings exclude an extraordinary loss of $667 thousand (net of tax) resulting from debt refinancing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning directors and executive officers of the Company, see the information set forth following the caption "ELECTION OF DIRECTORS" in the Company's definitive proxy statement to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth following the caption "EXECUTIVE COMPENSATION" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth following the caption "ELECTION OF DIRECTORS" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth following the caption "TRANSACTION WITH DIRECTORS, OFFICERS AND AFFILIATES" in the Company's Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1.  Financial Statements:

         Reports of independent public accountants

         Consolidated balance sheets at December 31, 1997 and 1996

         Consolidated statements of income for the years ended December 31, 1997 and 1996 and the eight months ended December 31, 1995 and the four months ended April 28, 1995

         Consolidated statements of cash flows for the years ended December 31, 1997 and 1996 and the eight months ended December 31, 1995 and the four months ended April 28, 1995

         Notes to consolidated financial statements

     3.  Exhibits:

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------

2.1     --  Agreement and Plan of Merger dated June 6, 1997 by and between
            Lunn Industries, Inc. and TPG Holdings, Inc., as amended by Amendment to Agreement and Plan of Merger dated August 22, 1997 by and between Lunn Industries, Inc. and TPG Holdings, Inc. (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 14, 1997).

3.1     --  Amended and Restated Certificate of Incorporation of the Company
            (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997).

3.2     --  Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996).

10.1    --  Lease covering the Jessup, Maryland Plant (incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1992).

10.2    --  Lease for the Company's facilities located in Glen Cove, New York dated January 1, 1995 between Grill Leasing Corp. and Lunn Industries, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995).

10.3    --  Amendment to the Company's 1994 Stock Incentive Plan adopted at the 1996 Annual Shareholders Meeting on September 26, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30,
            1996).

10.4    --  Engagement letter dated February 21, 1996 between the Company and
            J.E. Sheehan & Co., Inc. for the placement of 3.5 million shares of the Company's common stock in a private placement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for period ended March 31, 1996).

10.5    --  Credit Agreement dated November 22, 1996 between Lunn Industries,
            Inc. and Alcore, Inc. and First Union National Bank of Maryland (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.6    --  Promissory Note dated November 15, 1996 payable to the order of
            First Union National Bank of Maryland (incorporated by reference to
            Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.7    --  Security Agreement dated November 22, 1996 between Lunn
            Industries, Inc. and Alcore, Inc. and First Union National Bank of Maryland (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.8    --  Loan Agreement dated as of May 1, 1997 between Maryland
            Industrial Development Authority and Alcore, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 2, 1997).

10.9    --  Trust Indenture dated as of May 1, 1997 by and among Maryland
            Industrial Development Financing Authority, First Union National Bank of Virginia and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 2, 1997).

10.10   --  Promissory Note dated May 15, 1997 payable to Maryland Industrial
            Development Financing Authority for the sum of $2.6 million (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 1997).

10.11   --  Guaranty Agreement dated May 1, 1997 made by Lunn Industries,
            Inc. in favor of First Union National Bank of North Carolina (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 2, 1997).

10.12   --  Letter of Credit and Reimbursement Agreement by and between
            Alcore, Inc. and First Union National Bank of North Carolina dated May 1, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 2, 1997).

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------
10.13   --  Security Agreement dated as of May 1, 1997 by and among Alcore,
            Inc., Lunn Industries, Inc., First Union Bank of North Carolina, The Maryland Industrial Development Financing Authority and First Union National Bank of Maryland (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 2, 1997).

10.14   --  Loan and Security Agreement dated December 27, 1996, by and among
            Fleet Capital Corporation and Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc.

10.15   --  First Amendment to Loan and Security Agreement dated June 10,
            1997, by and among Fleet Capital Corporation and Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc.

10.16   --  Second Amendment to Loan and Security Agreement dated October 31,
            1997, by and among Fleet Capital Corporation and Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc.

10.17   --  Secured Promissory Note payable to Fleet Capital Corporation executed by Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc.

10.18   --  Equipment Promissory Note payable to Fleet Capital Corporation executed by Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc.

10.19   --  Form of Commercial Net Building and Ground Lease of Lincoln Air
            Park West by and between Brunswick Corporation and Airport Authority of the City of Lincoln, Nebraska, together with form of Lease Extension Agreement executed in connection with various facilities of the Lincoln Composites Division located in Lincoln, Nebraska.

10.20   --  Lease dated October 15, 1997 by and between LPR Partnership and
            Technical Products Group, Inc., through the Lincoln Composites Division, regarding premises located in Lincoln, Nebraska.

10.21*  --  Amended and Restated Employment Agreement dated November 1, 1997 by and between the Company and James S. Carter.

10.22*  --  Amended and Restated Employment Agreement dated November 1, 1997 by and between the Company and Garrett L. Dominy.

10.23*  --  1997 Advanced Technical Products, Inc. Stock Option Plan.

10.24*  --  Form of Incentive Stock Option Agreement for options granted under Advanced Technical Products, Inc. Stock Option Plan.

10.25*  --  Advanced Technical Products, Inc. Non-Employee Directors Stock
            Option Plan.

10.26*  --  Form of Nonqualified Stock Option Agreement for options granted under Advanced Technical Products, Inc. Non-Employee Directors Stock Option Plan.

10.27*  --  Technical Products Group, Inc. Deferred Compensation Plan.

10.28*  --  Rabbi Trust Agreement executed in connection with Technical
            Products Group, Inc. Deferred Compensation Plan.

21.1    --  List of subsidiaries of Advanced Technical Products, Inc.

23.1    --  Consent of KPMG Peat Marwick, LLP.

23.2    --  Consent of Arthur Andersen LLP.

23.3    --  Consent of Arthur Andersen LLP.

27.1    --  Financial Data Schedule.

------------
* Indicates management contract or compensatory plan or arrangement.

(B)  REPORTS ON FORM 8-K:

     Current Report on Form 8-K filed November 14, 1997 reporting under Item 1 and Item 2 the consummation of the Merger on October 31, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF ATLANTA, STATE OF GEORGIA, ON MARCH 30, 1998.

                                          ADVANCED TECHNICAL PRODUCTS, INC.
                                                 /s/  JAMES S. CARTER
                                                     JAMES S. CARTER
                                               CHAIRMAN OF THE BOARD, CHIEF
                                             EXECUTIVE OFFICER AND PRESIDENT

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                                 TITLE                          DATE
-------------------------------------  ---------------------------------------  ------------------
         /s/JAMES S. CARTER            Chairman of the Board, Chief Executive     March 30, 1998
           JAMES S. CARTER               Officer and President (Principal
                                         Executive Officer) and Director
        /s/GARRETT L. DOMINY           Executive Vice President, Financial        March 30, 1998
          GARRETT L. DOMINY              Officer, Assistant Secretary and
                                         Treasurer (Principal Financial
                                         Officer and Principal Accounting
                                         Officer) and Director
         /s/ALAN W. BALDWIN            Director                                   March 30, 1998
           ALAN W. BALDWIN
        /s/ROBERT C. SIGRIST           Director                                   March 30, 1998
          ROBERT C. SIGRIST
       /s/LAWRENCE E. WESNESKI         Director                                   March 30, 1998
        LAWRENCE E. WESNESKI
         /s/SAM P. DOUGLASS            Director                                   March 30, 1998
           SAM P. DOUGLASS
          /s/GARY L. FORBES            Director                                   March 30, 1998
           GARY L. FORBES
          /s/JOHN M. SIMON             Director                                   March 30, 1998
            JOHN M. SIMON

                                       46