Form 10-Q
period 1998-04-03
ADVANCED TECHNICAL PRODUCTS INC
filed 1998-05-18
CIK 60911

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended:   APRIL 3, 1998


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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES [X]                         NO [ ]

The aggregate number of shares of Common Stock outstanding as of April 30, 1998 was 5,220,416.

                       ADVANCED TECHNICAL PRODUCTS, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................3

Item 2.  Management's Discussion and Analysis or Plan of Operation

         General.......................................................9
         Results of Operations.........................................9
         Financial Condition and Liquidity.............................9
         Recent Accounting Pronouncements.............................10
         Year 2000 Issues.............................................10
         Forward Looking Statements - Cautionary Factors..............11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................12

Item 2.  Changes in Securities and Use of Proceeds....................12

Item 3.  Defaults Upon Senior Securities..............................12

Item 4.  Submission of Matters to a Vote of Security Holders..........12

Item 5.  Other Information............................................12

Item 6.  Exhibits and Reports on Form 8-K.............................12

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE QUARTERS ENDED APRIL 3, 1998 AND APRIL 4, 1997

                      (UNAUDITED, IN THOUSANDS, EXCEPT EPS)


                                                             Quarter   Quarter
                                                              Ended     Ended
                                                             April 3,   April 4,
                                                              1998       1997
                                                             -------   --------
Revenues .................................................   $30,813   $ 23,822
Cost of sales ............................................    23,758     18,736
                                                             -------   --------
          Gross profit ...................................     7,055      5,086

General and administrative and other expenses ............     6,069      4,927
                                                             -------   --------
          Operating income ...............................       986        159

Interest expense .........................................       806        478
                                                             -------   --------
          Income (loss) before taxes .....................       180       (319)

Income tax provision (benefit) ...........................        69       (123)
                                                             -------   --------
          Net income (loss) ..............................   $   111   $   (196)
                                                             =======   ========
Earnings (loss) per share:
          Basic ..........................................   $  0.02   $  (0.05)
                                                             =======   ========
          Diluted ........................................   $  0.02   $  (0.05)
                                                             =======   ========
Weighted average number of common shares outstanding:
          Basic ..........................................     5,220      3,944
                                                             =======   ========
          Diluted ........................................     5,499      4,134
                                                             =======   ========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 3, 1998 AND DECEMBER 31, 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       APRIL 3,
                                                                        1998     DECEMBER 31,
              ASSETS                                                 (UNAUDITED)    1997
                                                                     ----------  ----------
CURRENT ASSETS:
    Cash and cash equivalents ....................................   $      386  $      494
    Accounts receivable (net of allowance for doubtful
        accounts of $530 and $449 as of April 3, 1998
        and December 31, 1997) ...................................       19,791      23,417
    Inventories and costs relating to long-term contracts
        and programs in process, net of progress payments ........       41,530      34,633
    Prepaid expenses .............................................        1,093         923
    Deferred income taxes ........................................          759         961
                                                                     ----------  ----------
                        Total current assets .....................       63,559      60,428
                                                                     ----------  ----------
   Property, plant and equipment .................................       26,505      25,709
   Less-accumulated depreciation .................................        8,892       8,150
                                                                     ----------  ----------
                        Net Property, Plant and equipment ........       17,613      17,559
                                                                     ----------  ----------
   Deferred income taxes .........................................          204          62
   Other assets ..................................................        7,742       7,635
                                                                     ==========  ==========
                        Total assets .............................   $   89,118  $   85,684
                                                                     ==========  ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable .............................................   $   11,267  $   12,003
    Accrued expenses .............................................        6,378       7,637
    Current portion of capital lease obligation ..................          153         150
    Short-term debt ..............................................       21,956      19,430
                                                                     ----------  ----------
                        Total current liabilities ................       39,754      39,220

LONG-TERM LIABILITIES:
    Long-term debt, net of current portion .......................       19,421      16,678
    Capital lease obligation, net of current portion .............          304         325
    Other liabilities ............................................        2,054       1,967
                                                                     ----------  ----------
                        Total liabilities ........................       61,533      58,190

Mandatorily redeemable preferred stock, 8% cumulative,
    redeemable, $1.00 par value, 1,000,000 authiorized,
    issued and outstanding .......................................        1,000       1,000

SHAREHOLDERS' EQUITY:
    Preferred stock, undesignated, 1,000,000 shares
         authorized, no shares issued and outstanding ............         --          --
    Common stock, $.01 par value, 30,000,000 shares
        authorized, 5,220,052 shares issued and outstanding
        as of April 3, 1998 and December 31, 1997 ................           52          52
    Additional paid-in capital ...................................       16,506      16,506
    Retained Earnings ............................................       10,467      10,376
    Less-
        Notes receivable from officers ...........................         (135)       (135)
        Additional minimum pension liability .....................         (305)       (305)
                                                                     ----------  ----------
                        Total shareholders' equity ...............       26,585      26,494
                                                                     ==========  ==========
                        Total liabilities and shareholders' equity   $   89,118  $   85,684
                                                                     ==========  ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED APRIL 3, 1998 AND APRIL 4, 1997

                            (UNAUDITED, IN THOUSANDS)

                                                                       QUARTER   QUARTER
                                                                        ENDED     ENDED
                                                                       APRIL 3,  APRIL 4,
                                                                        1998       1997
                                                                      --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) ........................................   $    111    $  (196)
         Adjustments to reconcile net income (loss)
            to net cash provided by
           (used in) operating activities -
            Depreciation and amortization .........................        815        285
            Deferred income taxes, net ............................         60       --
            Decrease in accounts receivable .......................      3,626      4,598
            Increase in inventories ...............................     (6,897)    (3,179)
            (Increase) decrease in prepaid expenses................       (170)       270
            Increase in other noncurrent assets ...................        (94)      (197)
            Increase (decrease) in accounts payable ...............       (736)     4,002
            Decrease in accrued expenses ..........................     (1,144)    (1,147)
                                                                      --------    -------
                Net cash provided by (used in) operating activities     (4,429)     4,436
                                                                      --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures .....................................       (779)      (119)
         Cash payments for businesses acquired ....................       (115)      --
                                                                      --------    -------
                Net cash used in investing activities .............       (894)      (119)
                                                                      --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds of borrowings ...................................     13,267       --
         Repayment of borrowings ..................................     (8,016)    (5,234)
         Payments under capital lease obligations .................        (36)      --
                                                                      --------    -------
                Net cash provided by (used in) financing activities      5,215     (5,234)
                                                                      --------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS .........................       (108)      (917)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................        494      1,059
                                                                      ========    =======
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................   $    386    $   142
                                                                      ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid for interest ...................................   $    976    $   449
                                                                      ========    =======
         Cash paid for income taxes ...............................   $  1,426    $    55
                                                                      ========    =======

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        ADVANCED TECHNICAL PRODUCTS, INC.
                                AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

        The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the "Company" or "ATP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 3, 1998 are not necesssarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

2.  FORMATION OF THE COMPANY

        On October 31, 1997, TPG Holdings, Inc. ("TPG") merged with Lunn Industries, Inc. ("Lunn"), forming Advanced Technical Products, Inc. Former
TPG and Lunn common shareholders received 8.3028 and 0.1 shares of ATP stock, respectively, in exchange for each share of the former companies' stock. The merger agreement specified that 50% of the common stock to be delivered to each former TPG common shareholder would be held in escrow subject to cancellation pending the results of TPG's 1997 operations versus net income targets designated in the agreement. TPG's 1997 net income exceeded the maximum target, and all of the escrowed shares were released to the former TPG shareholders in April, 1998.

        The operating results of Lunn have been included in the Company's consolidated financial statements since the date of the acquisition. The following table presents unaudited pro forma consolidated operating results for the Company for the quarter ended April 4, 1997 as if the Lunn acquisition had occurred on January 1, 1997 (in thousands, except per share amounts):


                 Net revenues                               $28,843
                 Net loss                                       (96)
                 Loss per share - basic                       (0.02)
                 Loss per share - diluted                     (0.02)

        The unaudited pro forma consolidated operating results of the Company are not necessarily indicative of the operating results that would have been achieved had the merger been consummated at the beginning of the period presented, and should not be construed as representative of future operating results.

3.  INVENTORIES

       Inventories at April 3, 1998 and December 31, 1997 consisted of the following (in thousands):

                                   April 3,           Dec.  31,
                                     1998                1997
                                   --------            --------
             Finished goods        $  1,333            $  1,236
             Work in process         27,148              18,035
             Raw materials           25,045              24,297
             Progress payments      (11,996)             (8,935)
                                   --------            --------
                                   $ 41,530            $ 34,633
                                   ========            ========

4.  DEBT

   Debt is summarized as follows (in thousands):

                                                        April 3,    Dec. 31,
                                                         1998         1997
                                                        -------      -------
       Short-term debt:
              Revolving loans ....................      $19,245      $17,367
              Current maturities of
               long-term debt ....................        2,711        2,063
                                                        -------      -------
                                                        $21,956      $19,430
                                                        =======      =======

        Long-term debt:
              Term and equipment loans ...........      $18,700      $12,500
              Deferred obligation ................         --          3,000
              Bond payable .......................        2,600        2,473
              Other long-term debt ...............          832          768
                     Total long-term debt ........       22,132       18,741
              Less current portion ...............        2,711        2,063
                                                        -------      -------
              Long-term debt, net of
                current portion ..................      $19,421      $16,678
                                                        =======      =======

        In March, 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The Company's new credit facility totals $48.0 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) $18.0 million term loan and (3) $3.0 million of capital expenditure facility. In connection with the refinancing, proceeds from the new loans were used to retire the deferred obligation of $3.0 million which existed at December 31, 1997.

        The loans are secured by collateral consisting of substantially all of the Company's property including inventory, equipment, receivables, general intangibles, investment property and real property. The interest rates on the revolving and term loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.25% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 2.75% to LIBOR plus 1.5% on the term loan. The rates in effect for the initial quarter are LIBOR plus 2.0% on the revolving loan and LIBOR plus 2.5% on the term loan. Interest is paid monthly in arrears on all loans. The initial term of the new credit facility extends to December 31, 2000.

5.  EARNINGS PER SHARE

        Earnings per share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                                               QUARTER  ENDED
                                                             ------------------
                                                             APRIL 3,   APRIL 4,
                                                               1998       1997
                                                             -------    -------
Net income (loss) ........................................   $   111    $  (196)
Less:  preferred stock dividends accrued .................       (20)       (20)
                                                             -------    -------
Income (loss) available for common shares
            (same for both basic and diluted
             EPS calculation) ............................   $    91    $  (216)
                                                             =======    =======
Weighted average number of common shares outstanding:
    -- Basic .............................................     5,220      3,944

              Add:  assumed stock conversions, net of
                    assumed treasury stock purchases:
                     -- stock options ....................       240        190
                     -- stock warrants ...................        39       --
                                                             -------    -------
    -- Diluted ...........................................     5,499      4,134
                                                             =======    =======
Basic EPS ................................................   $  0.02    $ (0.05)
                                                             =======    =======
Diluted EPS ..............................................   $  0.02    $ (0.05)
                                                             =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

GENERAL

      On October 31, 1997, TPG merged into Lunn under the name "Advanced Technical Products, Inc." Immediately after the merger, the former stockholders of Lunn owned approximately 26% of ATP and the former TPG stockholders owned approximately 74% of ATP. For accounting purposes, the merger was treated as a purchase of Lunn by TPG and the results of operations of Lunn since November 1, 1997 have been included in the consolidated financial statements of ATP.

RESULTS OF OPERATIONS

    QUARTER ENDED APRIL 3, 1998 COMPARED WITH THE QUARTER ENDED APRIL 4, 1997

        Revenues increased $7.0 million, or 29.3% from $23.8 million in 1997 to $30.8 million in 1998. Positive revenue variations in 1998 compared to 1997 include (i) $7.9 million of revenues for Lunn operations which were included in 1998, but not included in the results reported for the first quarter of 1997, which was prior to the merger, (ii) increased shipments of Natural Gas Vehicle fuel tanks and related products and (iii) increased shipments on shelter contracts. These increases were partially offset by reduced ordnance product sales resulting from the substantial completion of a major ordnance delivery system contract in early 1998.

        Gross profit as a percent of revenues increased from 21.4% in 1997 to 22.9% in 1998. The increase is primarily the result of a change in product sales mix.

        General and administrative expenses increased $1.1 million, or 23.2% in 1998, again reflecting the addition of Lunn operations following the merger. As a percent of revenues, general and administrative expenses decreased from 20.7% in 1997 to 19.7% in 1998.

        Interest expense increased $0.3 million, from $0.5 million in 1997 to $0.8 million in 1998, as average loan balances have increased as a result of (i) debt assumed from Lunn in the merger and (ii) higher working capital needs driven by increasing revenue volume anticipated during the remainder of 1998.

        Income taxes increased $192 thousand in 1998 from a benefit of $123 thousand in 1997 to expense of $69 thousand in 1998. The increase reflects higher pre-tax earnings as the effective tax rate was 38.5% for both years.

FINANCIAL CONDITION AND LIQUIDITY

        Cash flow used in operations was $4.4 million for the first quarter of 1998 compared to $4.4 million provided by operations for the first quarter of 1997. Working capital, excluding short-term debt balances, increased $5.1 million in the first quarter of 1998, as a result of the combination of (i) an increase of $6.9 million in inventory, reflecting a normal build-up on several major aerospace composites programs which are in the start-up phase, and an abnormal build-up caused by delays on a major shelter program, (ii) a decrease of $3.6 million in accounts receivable, as the major portion of the receivables build-up at December 31, 1997 was converted to cash during the first quarter of 1998, (iii) a decrease of $1.1 million in accrued liabilities caused primarily by the $1.3 million first quarter, 1998 payment of federal and state income taxes accrued at December 31, 1997 and (iv) a net increase in other working capital components of $0.7 million. Cash flow of $0.9 million used in investing activities in the first quarter of 1998 consisted mostly of $0.8 million of normal sustaining level capital expenditures.

        In March, 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The previous credit facility totaling $39 million was replaced with a new $48 million credit facility consisting of: (i) $27 million of revolving credit against eligible receivable and inventory balances, (ii) a $18 million term loan and (iii) a $3 million capital expenditure line of credit. The term loan is payable quarterly based on a seven year amortization period. Interest rates will vary, depending on the Company's performance, but should be favorable to the previous rates in effect by at least one-half percentage point for the remainder of 1998 and by one full percentage point thereafter. The new credit facility will initially be in place for a period extending to December 31, 2000.

        The Company plans to make substantial capital expenditures during the balance of 1998 primarily for manufacturing equipment to support long-term aerospace/defense composites structures contracts for both commercial and military aircraft programs. It is anticipated that the expenditures will be financed by a combination of cash flows from operations and the equipment loan portion of the Company's credit facility. The Company is continuing to look for opportunistic acquisition candidates that will enhance the current operations.

         At April 3, 1998, the Company's backlog of orders and long-term contracts was approximately $557 million compared to $552 million at December 31, 1997 and $356 million at April 4, 1997. The backlog includes firm released orders of approximately $199 million, $192 million and $119 million at April 3, 1998, December 31, 1997 and April 4, 1997, respectively. The increase in backlog reflects (i) a change in management's strategy during the past few years in placing a greater emphasis on obtaining longer-term contracts, (ii) improved economic conditions in the aerospace industry, (iii) the military's commitment to combat chemical warfare and (iv) the inclusion of backlog for Lunn operations included in periods reported following the merger on October 31, 1997.

      Management of ATP believes that cash flows from operations and the new $48 million credit facility are adequate to sustain ATP's current operating level and future short-term growth. However, should circumstances arise affecting cash flow or requiring capital expenditures beyond those anticipated by the Company, there can be no assurance that such funds will be available.

RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes revised standards for the manner in which public business enterprises report information about operating segments. The Company does not believe that this Statement will significantly alter the segment disclosures it currently provides. This Statement is effective for fiscal years beginning after December 15, 1997.

YEAR 2000 ISSUES

      ATP is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is implementing its plan to resolve the issue. The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of ATP's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. ATP presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for ATP's computer systems as so modified and converted and that such modifications and conversions will not have a material adverse effect on ATP's financial condition or results from operations.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

        This Report on Form-10Q contains forward-looking statements within the meaning of the securities laws. The forward-looking statements are those that do not state historical fact and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties which could cause actual results to differ materially from those projected in such forward-looking statements. For additional information identifying such risks and uncertainties, see the Company's 1997 Annual Report on Form 10-K (Item 7, under the heading "Factors Affecting Future Operating Results").

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits


10.29 -- Lease Agreement dated January 21, 1998 by and between FRP Lakeside L.P., as landlord, and Alcore, Inc., as tenant.

10.30 -- Lease Agreement dated April 14, 1998 by and between Mansell Overlook 200, LLC, and Advanced Technical Products, Inc.

27.1   -- Financial Data Schedule

-------------------
   (b)      Reports on Form 8-K.

            Current Report on Form 8-K filed March 12, 1998 reporting under Item 5 the Company's earnings for the first quarter of 1998.

                        ADVANCED TECHNICAL PRODUCTS, INC.

                                  SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ADVANCED TECHNICAL PRODUCTS, INC.

Dated: May 14, 1998                 By: /s/ GARRETT L. DOMINY
                                        Garrett L. Dominy
                                        Executive Vice President, Chief
                                        Financial and Accounting Officer,
                                        Treasurer and Assistant Secretary

                                 EXHIBIT INDEX

10.29 -- Lease Agreement dated January 21, 1998 by and between FRP Lakeside L.P., as landlord, and Alcore, Inc., as tenant.

10.30 -- Lease Agreement dated April 14, 1998 by and between Mansell Overlook 200, LLC, and Advanced Technical Products, Inc.

27.1   -- Financial Data Schedule