Form 10-Q
period 1998-07-03
ADVANCED TECHNICAL PRODUCTS INC
filed 1998-08-14
CIK 60911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: JULY 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from ______________ to ________________

                          COMMISSION FILE NUMBER 0-1298

                        ADVANCED TECHNICAL PRODUCTS, INC.
               (Exact name of Issuer as Specified in Its Charter)

               DELAWARE                                11-1581582
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)


            200 Mansell Ct. East, Suite 505, Roswell, Georgia 30076
                   (Address of Principal Executive Offices)

                                (770) 993-0291
               (Issuer's Telephone Number, Including Area Code)


            3353 Peachtree Road, Suite 920, Atlanta, Georgia 30326
                  (Former Address if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES [ X ]                                            NO [    ]

The aggregate number of shares of Common Stock outstanding as of July 31, 1998 was 5,311,071.

                        ADVANCED TECHNICAL PRODUCTS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General.......................................................9
         Results of Operations.........................................9
         Financial Condition and Liquidity............................10
         Recent Accounting Pronouncements.............................10
         Year 2000 Issues.............................................11
         Forward Looking Statements - Cautionary Factors..............11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................12

Item 2.  Changes in Securities and Use of Proceeds....................12

Item 3.  Defaults Upon Senior Securities..............................12

Item 4.  Submission of Matters to a Vote of Security Holders..........12

Item 5.  Other Information............................................12

Item 6.  Exhibits and Reports on Form 8-K.............................13

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Quarter Ended     Six Months Ended
                                                        -----------------   -----------------
                                                        July 3,   July 4,   July 3,  July 4,
                                                         1998      1997      1998      1997
                                                        -------   -------   -------   -------
Revenues ............................................   $39,632   $28,110   $70,445   $51,932
Cost of sales .......................................    30,535    21,204    54,293    39,940
                                                        -------   -------   -------   -------
          Gross profit ..............................     9,097     6,906    16,152    11,992

General and administrative and other expenses .......     6,148     4,693    12,217     9,620
                                                        -------   -------   -------   -------
          Operating income ..........................     2,949     2,213     3,935     2,372

Interest expense ....................................       831       507     1,637       985
                                                        -------   -------   -------   -------
          Income before taxes .......................     2,118     1,706     2,298     1,387

Income tax provision ................................       816       657       885       534
                                                        -------   -------   -------   -------
          Net income ................................   $ 1,302   $ 1,049   $ 1,413   $   853
                                                        =======   =======   =======   =======
Earnings per share:
          Basic .....................................   $  0.24   $  0.26   $  0.26   $  0.21
                                                        =======   =======   =======   =======
          Diluted ...................................   $  0.23   $  0.25   $  0.25   $  0.20
                                                        =======   =======   =======   =======
Weighted average number of common shares outstanding:
          Basic .....................................     5,258     3,944     5,239     3,944
                                                        =======   =======   =======   =======
          Diluted ...................................     5,531     4,134     5,510     4,134
                                                        =======   =======   =======   =======

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 3, 1998 AND DECEMBER 31, 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       JULY 3,
                                                                                        1998      DECEMBER 31,
                    ASSETS                                                           (UNAUDITED)     1997
                                                                                       ---------    --------
CURRENT ASSETS:
    Cash and cash equivalents ......................................................   $   1,117    $    494
    Accounts receivable (net of allowance for doubtful accounts of $560 and $449
        as of July 3, 1998 and December 31, 1997) ..................................      22,474      23,417
    Inventories and costs relating to long-term contracts and programs in
        in process, net of progress payments .......................................      44,444      34,633
    Prepaid expenses ...............................................................       1,147         923
    Deferred income taxes ..........................................................         759         961
                                                                                       ---------    --------
                        Total current assets .......................................      69,941      60,428
                                                                                       ---------    --------
   Property, plant and equipment ...................................................      30,422      25,709
   Less-accumulated depreciation ...................................................      (9,715)     (8,150)
                                                                                       ---------    --------
                        Net property, plant and equipment ..........................      20,707      17,559
                                                                                       ---------    --------
   Deferred income taxes ...........................................................         329          62
   Other assets ....................................................................       9,746       7,635
                                                                                       ---------    --------
                        Total assets ...............................................   $ 100,723    $ 85,684
                                                                                       =========    ========
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ...............................................................   $  13,323    $ 12,003
    Accrued expenses ...............................................................       8,327       7,637
    Current portion of capital lease obligation ....................................         254         150
    Short-term debt ................................................................      26,042      19,430
                                                                                       ---------    --------
                        Total current liabilities ..................................      47,946      39,220

LONG-TERM LIABILITIES:
    Long-term debt, net of current portion .........................................      19,143      16,678
    Capital lease obligation, net of current portion ...............................       1,606         325
    Other liabilities ..............................................................       2,068       1,967
                                                                                       ---------    --------
                        Total liabilities ..........................................      70,763      58,190

Mandatorily redeemable preferred stock, 8% cumulative, redeemable, $1.00 par value,
    1,000,000 shares authorized, issued and outstanding ............................       1,000       1,000

SHAREHOLDERS' EQUITY:
    Preferred stock, undesignated, 1,000,000 shares authorized, no shares
        issued and outstanding .....................................................        --          --
    Common stock, $.01 par value, 30,000,000 shares authorized, 5,308,515 and
        5,220,052 shares issued and outstanding as July 3, 1998 and as of
        December 31, 1997, respectively ............................................          53          52
    Additional paid-in capital .....................................................      17,598      16,506
    Retained earnings ..............................................................      11,749      10,376
    Less-
        Notes receivable from officers .............................................        (135)       (135)
        Accumulated other comprehensive income: additional minimum pension liability        (305)       (305)
                                                                                       ---------    --------
                        Total shareholders' equity .................................      28,960      26,494
                                                                                       ---------    --------
                        Total liabilities and shareholders' equity .................   $ 100,723    $ 85,684
                                                                                       =========    ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                                         Six Months Ended
                                                                        ------------------
                                                                        July 3,     July 4,
                                                                          1998        1997
                                                                        --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income ................................................   $  1,413    $   853
          Adjustments to reconcile net income to net cash
            used in operating activities -
             Depreciation and amortization ..........................      1,722        577
             Deferred income taxes, net .............................         60       --
             Decrease in accounts receivable ........................      2,260      1,831
             Increase in inventories ................................     (9,309)    (4,677)
             (Increase) decrease in prepaids ........................       (214)       593
             (Increase) decrease in other noncurrent assets .........         15       (204)
             Increase in accounts payable ...........................        328        508
             Increase (decrease) in accrued expenses ................        375     (1,183)
                                                                        --------    -------
                 Net cash used in operating activities ..............     (3,350)    (1,702)
                                                                        --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures ......................................     (2,844)      (407)
          Cash payments for businesses acquired, net of cash acquired     (1,010)      --
                                                                        --------    -------
                 Net cash used in investing activities ..............     (3,854)      (407)
                                                                        --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds of borrowings ....................................     15,978      2,422
          Repayment of borrowings ...................................     (8,016)    (1,222)
          Proceeds from exercise of common stock options and warrants         10       --
          Payments under capital lease obligations ..................       (145)      --
                                                                        --------    -------
                 Net cash provided by financing activities ..........      7,827      1,200
                                                                        --------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................        623       (909)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................        494      1,059
                                                                        ========    =======
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................   $  1,117    $   150
                                                                        ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid for interest ....................................   $  1,991    $ 1,113
                                                                        ========    =======
          Cash paid for income taxes ................................   $  1,622    $   239
                                                                        ========    =======

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        ADVANCED TECHNICAL PRODUCTS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the "Company" or "ATP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 3, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

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

        The operating results of Lunn have been included in the Company's consolidated financial statements since the date of the acquisition. The following table presents unaudited pro forma consolidated operating results for the Company for the quarter and six months ended July 4, 1997 as if the Lunn acquisition had occurred on January 1, 1997 (in thousands, except per share amounts):
                                                                     SIX MONTHS
                                                  QUARTER ENDED        ENDED
                                                  JULY 4, 1997      JULY 4, 1997
                                                   ----------        ----------
                 Net sales .................       $   33,815        $   62,658
                 Net income ................            1,260             1,164
                 Earnings per share - basic              0.24              0.22
                 Earnings per share - diluted            0.23              0.21

        The unaudited pro forma consolidated operating results of the Company are not necessarily indicative of the operating results that would have been achieved had the merger been consummated at the beginning of the period presented, and should not be construed as representative of future operating results.

3.  INVENTORIES

       Inventories at July 3, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                     JULY 3,           DEC. 31,
                                                      1998               1997
                                                    --------           --------
Finished goods ...........................          $  1,277           $  1,236
Work in process ..........................            29,540             18,035
Raw materials ............................            25,957             24,297
Progress payments ........................           (12,330)            (8,935)
                                                    --------           --------
      Total inventories ..................          $ 44,444           $ 34,633
                                                    ========           ========

4.  DEBT

   Debt is summarized as follows (in thousands):

                                                           JULY 3,     DEC. 31,
                                                            1998        1997
                                                           -------     -------
      Short-term debt:
            Revolving loans ............................   $22,747     $17,367
            Current maturities of long-term debt .......     3,295       2,063
                                                           -------     -------
                                                           $26,042     $19,430
                                                           =======     =======
      Long-term debt:
            Term and equipment loans ...................   $18,010     $12,500
            Deferred obligation ........................       -         3,000
            Bond payable ...............................     2,500       2,473
            Other long-term debt .......................     1,928         768
                                                           -------     -------
                  Total long-term debt .................    22,438      18,741
            Less current portion .......................     3,295       2,063
                                                           -------     -------
                  Long-term debt, net of current portion   $19,143     $16,678
                                                           =======     =======

        In March, 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The financing agreement was amended in June, 1998 to increase the capital expenditure facility from $3.0 million to $5.0 million. The Company's new credit facility totals $50.0 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) $18.0 million term loan and (3) $5.0 million of capital expenditure facility. In connection with the refinancing, proceeds from the new loans were used in March, 1998 to retire the deferred obligation of $3.0 million that existed at December 31, 1997.

        The loans are secured by collateral consisting of substantially all of the Company's property including inventory, equipment, receivables, general intangibles, investment property and real property. The interest rates on the revolving and term loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.25% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 2.75% to LIBOR plus 1.5% on the term loan. The rates in effect for the second quarter were LIBOR plus 2.0% on the revolving loan and LIBOR plus 2.5% on the term loan. Interest is paid monthly in arrears on all loans. The initial term of the new credit facility extends to December 31, 2000.

5.  EARNINGS PER SHARE

        Earnings per share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                                         QUARTER ENDED         SIX MONTHS ENDED
                                                        -----------------     ------------------
                                                        JULY 3,   JULY 4,     JULY 3,    JULY 4,
                                                         1998       1997       1998       1997
                                                        -------    -------    -------    -------
      Net income ....................................   $ 1,302    $ 1,049    $ 1,413    $   853
      Less:  preferred stock dividends accrued ......       (20)       (20)       (40)       (40)
      Income available for common shares (same
         for both basic and diluted EPS calculation)    $ 1,282    $ 1,029    $ 1,373    $   813
                                                        =======    =======    =======    =======
      Weighted average number of common
        shares outstanding:

         --Basic ....................................     5,258      3,944      5,239      3,944

            Add:  assumed stock conversions, net of
            assumed treasury stock purchases:
            --stock options .........................       234        190        233        190
            --stock warrants ........................        39       --           38       --
                                                        -------    -------    -------    -------
         --Diluted ..................................     5,531      4,134      5,510      4,134
                                                        =======    =======    =======    =======
      Basic EPS .....................................   $  0.24    $  0.26    $  0.26    $  0.21
                                                        =======    =======    =======    =======
      Diluted EPS ...................................   $  0.23    $  0.25    $  0.25    $  0.20
                                                        =======    =======    =======    =======

6.  ACQUISITION

         In May, 1998, the Company acquired all of the capital stock of Brigantine Aircraft, a manufacturer of honeycomb products and engineered panels located in France. The acquired company, renamed Alcore Brigantine, will operate as a subsidiary of Alcore, Inc., a division of the Company. The acquisition will expand the Company's access to the European aerospace and commercial markets. The Company's condensed consolidated financial statements include the operating results for Alcore Brigantine since the date of the acquisition, May 29, 1998. Pro forma results of operations assuming the acquisition was made on January 1, 1997 are not material to the Company's consolidated operating results for the six months ended July 3, 1998 and July 4, 1997, respectively. Also, the Company does not anticipate that Alcore Brigantine's operations will materially impact ATP's consolidated operating results for 1998.

7.  COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. Statement 130 requires, among other things, that an enterprise report a total for comprehensive income in financial statements of interim periods issued to shareholders. For the three and six month periods ended July 3, 1998 and July 4, 1997, the Company's consolidated comprehensive income does not differ materially from the consolidated net income set forth on the accompanying condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

    QUARTER AND SIX MONTHS ENDED JULY 3, 1998 COMPARED WITH THE QUARTER AND SIX MONTHS ENDED JULY 4, 1997

        Revenues for the quarter increased $11.5 million, or 41.0% from $28.1 million in 1997 to $39.6 million in 1998. Revenues for the six months increased $18.5 million, or 35.6% from $51.9 million in 1997 to $70.4 million in 1998. Positive revenue variations in 1998 compared to 1997 include: (i) revenues of $7.9 million (second quarter) and $15.8 million (six months) for Lunn operations which were included in 1998, but not included in the results reported through the second quarter of 1997, which was prior to the merger, (ii) increased shipments of Natural Gas Vehicle fuel tanks and related products, (iii) the initial sales on new aerospace / defense programs and (iv) increased shipments on shelter contracts. These increases were partially offset by reduced ordnance product sales resulting from the substantial completion of a major ordnance delivery system contract in early 1998.

        Gross profit for the quarter as a percent of revenues decreased from 24.6% in 1997 to 23.0% in 1998. The six months' gross profit percentage decreased from 23.1% in 1997 to 22.9% in 1998. The decrease is primarily the result of a change in product sales mix.

        General and administrative expenses increased $1.5 million, or 31.0%, for the quarter and $2.6 million, or 27.0%, for the six months in 1998, again reflecting the addition of Lunn operations following the merger. As a percent of revenues, general and administrative expenses decreased from 16.7% in 1997 to 15.5% in 1998 for the quarter, and from 18.5% in 1997 to 17.3% in 1998 for the six months.

        Interest expense in 1998 increased $0.3 million for the quarter and $0.7 million for the six months, reflecting an increase in average loan balances as a result of (i) debt assumed from Lunn in the merger and (ii) higher working capital and capital expenditures driven by increasing revenue volume anticipated during the remainder of 1998 and beyond.

        Income taxes increased $0.2 million for the quarter and $0.4 million for the six months in 1998. The increase reflects higher pre-tax earnings as the effective tax rate was 38.5% for both years.

FINANCIAL CONDITION AND LIQUIDITY

        Cash flow used in operations was $3.3 million for the first six months of 1998 compared to $1.7 million for 1997. Working capital, excluding short-term debt balances, increased $7.4 million in the first six months of 1998, as a result of the combination of (i) an increase of $9.3 million in inventory, reflecting a normal build-up on several major aerospace composites programs which are in the start-up phase, and an abnormal build-up caused by delays on a major shelter program, (ii) a decrease of $2.3 million in accounts receivable, as the major portion of the receivables build-up at year-end, 1997 was converted to cash during the first quarter of 1998, (iii) $1.1 million of net working capital acquired in the acquisition of Alcore Brigantine (see Notes to Condensed Consolidated Financial Statements) and (iv) a net decrease in other working capital components of $0.7 million. Cash flow of $3.9 million used in investing activities in the first six months of 1998 included significant capital expenditures for new aerospace composites programs and cash payments for the Alcore Brigantine acquisition.

        In March, 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The March loan agreements were amended in June, 1998 to increase the capital expenditure line of credit available to the Company. The credit facility in place prior to the refinancing totaling $39.0 million was replaced with a new $50.0 million credit facility consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) an $18.0 million term loan and (iii) a $5.0 million capital expenditure line of credit. The term loan is payable quarterly based on a seven year amortization period. Interest rates will vary, depending on the Company's performance, but should be favorable to the previous rates in effect by at least one-half percentage point for the remainder of 1998. The new credit facility will initially be in place for a period extending to December 31, 2000.

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

        The Company is continuing to look for opportunistic acquisition candidates that will enhance the current operations. The timing, size or success of any acquisitions and the resulting additional capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of issuances of additional equity, working capital, cash flow from operations and borrowings, including any unused portion of the Credit Facility. To the extent new sources of financing are necessary to fund future acquisitions, there can be no assurance that the Company can secure such additional financing if and when it is needed or on terms deemed acceptable to the Company.

         At July 3, 1998, the Company's backlog of orders and long-term contracts was approximately $608 million compared to $552 million at December 31, 1997 and $355 million at July 4, 1997. The backlog includes firm released orders of approximately $213 million, $192 million and $115 million at July 3, 1998, December 31, 1997 and July 4, 1997, respectively. The increase in backlog reflects (i) a change in management's strategy during the past few years in placing a greater emphasis on obtaining longer-term contracts, (ii) improved economic conditions in the aerospace industry, (iii) the military's commitment to combat chemical warfare and (iv) the inclusion of backlog for Lunn operations included in periods reported following the merger on October 31, 1997.

      Management of ATP believes that cash flows from operations and the new $50 million credit facility are adequate to sustain ATP's current operating level and future short-term growth. However, should circumstances arise affecting cash flow or requiring capital expenditures beyond those anticipated by the Company, there can be no assurance that such funds will be available.


RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes revised standards for the manner in which public business enterprises report information about operating segments. The Company does not believe that this Statement will significantly alter the segment disclosures it currently provides. The Statement is effective for fiscal years beginning after December 15, 1997.


YEAR 2000 ISSUES

        ATP is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is implementing its plan to resolve the issue. The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of ATP's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. ATP presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for ATP's computer systems as so modified and converted and that such modifications and conversions will not have a material adverse effect on ATP's financial condition and results from operations.


FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

        This Report on Form 10-Q contains forward-looking statements within the meaning of the securities laws. The forward-looking statements are those that do not state historical fact and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties which could cause actual results to differ materially from those projected in such forward-looking statements. For additional information identifying such risks and uncertainties, see the Company's 1997 Annual Report on Form 10-K (Item 7, under the heading "Factors Affecting Future Operating Results").

                                     PART II
                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

   Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

   On May 29, 1998, 77,357 shares (the "Shares") of the Company's common stock were issued to the sole shareholder of Brigantine SA ("Brigantine") in a transaction pursuant to which Alcore, Inc., a wholly-owned subsidiary of the Company, acquired 100% of the stock of Brigantine. No underwriter or placement agent was involved in the transaction. The issuance of the Shares was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration provided by Section 4(2) of the Act and regulations enacted by the Securities and Exchange Commission under Section 4(2).

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 14, 1998, the Company held an annual meeting of stockholders (the "Annual Meeting"), at which the stockholders voted to reelect the three Class I directors of the Company's board of directors. Of the 5,220,416 shares of the common stock of the Company outstanding at the record date for the Annual Meeting, 3,779,419 shares were represented at the Annual Meeting in person or by proxy. The votes were cast as follows:

                                     VOTES CAST            VOTES WITHHELD
      NOMINEE                       FOR NOMINEE             FROM NOMINEE
      -------                       -----------             ------------
   Alan W. Baldwin                    3,779,027                      392
   Robert C. Sigrist                  3,779,059                      360
   Lawrence E. Wesneski               3,779,059                      360

   There were not other items of business voted upon by the stockholders at the Annual Meeting.

ITEM 5.     OTHER INFORMATION

   On August 7, 1998, the Company announced in a press release that its common stock had been approved for listing on the National Market System of the Nasdaq Stock Market, Inc. The Company's common stock began trading on the National Market System on August 11, 1998. A copy of the press release is attached to this Form 10-Q as Exhibit 99.1

ITEM 6.     EXHIBITS AND REPORTS

   (a)      Exhibits
        10.31 -- Amended and Restated Loan and Security Agreement dated March 31, 1998 between Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender.

        10.32 -- First  Amendment  to Amended and  Restated  Loan and Security
                 Agreement dated June 26, 1998 by and between Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender.

        10.33 -- Second Amended and Restated Equipment Promissory Note dated June 26, 1998, executed by Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc.

        27.1  -- Financial Data Schedule (for SEC use only).

        99.1  -- Press Release dated August 7, 1998.

   (b)       Reports on Form 8-K.

      None.

                                   SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ADVANCED TECHNICAL PRODUCTS, INC.
                                                      (Registrant)


Dated: August 14, 1998                  By: /s/ GARRETT L. DOMINY
                                                Garrett L. Dominy
                                        Garrett L. Dominy, Executive  Vice
                                        President, Chief Financial and
                                        Accounting Officer, Treasurer and
                                        Assistant Secretary

                                  EXHIBIT INDEX

        10.31 -- Amended and Restated Loan and Security Agreement dated March 31, 1998 between Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender.

        10.32 -- First  Amendment  to Amended and  Restated  Loan and Security
                 Agreement dated June 26, 1998 by and between Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender.

        10.33 -- Second Amended and Restated Equipment Promissory Note dated June 26, 1998, executed by Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc.

        27.1  -- Financial Data Schedule (for SEC use only).

        99.1 -- Press Release dated August 7, 1998.