Form 10-Q
period 1998-10-02
ADVANCED TECHNICAL PRODUCTS INC
filed 1998-11-16
CIK 60911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: OCTOBER 2, 1998

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

                                 (770) 993-0291
                (Issuer s Telephone Number, Including Area Code)


               ________________________________________________
                (Former Address, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]    NO [ ]

The aggregate number of shares of Common Stock outstanding as of November 9, 1998 was 5,312,644.

                        ADVANCED TECHNICAL PRODUCTS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements ............................................      3

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

        General .........................................................     10
        Results of Operations ...........................................     10
        Financial Condition and Liquidity ...............................     11
        Recent Accounting Pronouncements ................................     12
        Year 2000 Issues ................................................     12
        Forward Looking Statements - Cautionary Factors .................     12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...............................................     13

Item 2. Changes in Securities and Use of Proceeds .......................     13

Item 3. Defaults Upon Senior Securities .................................     13

Item 4. Submission of Matters to a Vote of Security Holders .............     13

Item 5. Other Information ...............................................     13

Item 6. Exhibits and Reports on Form 8-K ................................     14

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               Quarter Ended                   Nine Months Ended
                                                                          --------------------------       -------------------------
                                                                          October 2,      October 3,       October 2,     October 3,
                                                                             1998            1997             1998          1997
                                                                            -------         -------         --------       -------
Revenues ..........................................................         $47,801         $28,608         $118,246       $80,540
Cost of sales .....................................................          36,570          21,866           90,863        61,806
                                                                            -------         -------         --------       -------
       Gross profit ...............................................          11,231           6,742           27,383        18,734

General and administrative and other expenses .....................           7,102           4,489           19,319        14,109
                                                                            -------         -------         --------       -------
       Operating income ...........................................           4,129           2,253            8,064         4,625

Interest expense ..................................................             960             600            2,597         1,585
                                                                            -------         -------         --------       -------
       Income before taxes ........................................           3,169           1,653            5,467         3,040

Income tax provision ..............................................           1,220             636            2,105         1,170
                                                                            -------         -------         --------       -------

       Net income .................................................         $ 1,949         $ 1,017         $  3,362       $ 1,870
                                                                            =======         =======         ========       =======

Earnings per share:
       Basic ......................................................         $  0.36         $  0.25         $   0.63       $  0.46
                                                                            =======         =======         ========       =======

       Diluted ....................................................         $  0.35         $  0.24         $   0.60       $  0.44
                                                                            =======         =======         ========       =======


Weighted average number of common shares outstanding:
       Basic ......................................................           5,311           3,944            5,250         3,944
                                                                            =======         =======         ========       =======
       Diluted ....................................................           5,542           4,134            5,508         4,134
                                                                            =======         =======         ========       =======

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF OCTOBER 2, 1998 AND DECEMBER 31, 1997
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       OCTOBER 2,      DECEMBER 31,
                     ASSETS                                                                               1998            1997
                     ------                                                                            -----------        ----
CURRENT ASSETS:
    Cash and cash equivalents .....................................................................     $   1,288       $    494
    Accounts receivable (net of allowance for doubtful accounts of $729 and $449
        as of October 2, 1998 and December 31, 1997) ..............................................        27,738         23,417
    Inventories and costs relating to long-term contracts and programs in
        in process, net of progress payments ......................................................        42,248         34,633
    Prepaid expenses ..............................................................................         1,111            923
    Deferred income taxes .........................................................................           759            961
                                                                                                        ---------       --------
                        Total current assets ......................................................        73,144         60,428
                                                                                                        ---------       --------
NONCURRENT ASSETS:
   Property, plant and equipment ..................................................................        35,066         25,709
   Less-accumulated depreciation ..................................................................       (10,628)        (8,150)
                                                                                                        ---------       --------
                        Net property, plant and equipment .........................................        24,438         17,559
                                                                                                        ---------       --------
   Deferred income taxes ..........................................................................           225             62
   Other assets ...................................................................................         9,965          7,635
                                                                                                        ---------       --------
                        Total assets ..............................................................     $ 107,772       $ 85,684
                                                                                                        =========       ========


      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
    Accounts payable ..............................................................................     $  11,445       $ 12,003
    Accrued expenses ..............................................................................        10,147          7,637
    Current portion of capital lease obligation ...................................................           254            150
    Short-term debt ...............................................................................        29,754         19,430
                                                                                                        ---------       --------
                        Total current liabilities .................................................        51,600         39,220

LONG-TERM LIABILITIES:
    Long-term debt, net of current portion ........................................................        20,201         16,678
    Capital lease obligation, net of current portion ..............................................         2,080            325
    Other liabilities .............................................................................         1,996          1,967
                                                                                                        ---------       --------
                        Total liabilities .........................................................        75,877         58,190

Mandatorily redeemable preferred stock, 8% cumulative, $1.00 par value,
    1,000,000 shares authorized, issued and outstanding ...........................................         1,000          1,000


SHAREHOLDERS' EQUITY:
    Preferred stock, undesignated, 1,000,000 shares authorized, no shares issued and outstanding ..          --             --
    Common stock, $.01 par value, 30,000,000 shares authorized, 5,312,203 and 5,220,052 shares
        issued and outstanding as of October 2, 1998 and as of December 31, 1997, respectively ....            53             52
    Additional paid-in capital ....................................................................        17,603         16,506
    Retained earnings .............................................................................        13,679         10,376
    Less-
        Notes receivable from officers ............................................................          (135)          (135)
        Accumulated other comprehensive income - additional minimum pension liability .............          (305)          (305)
                                                                                                        ---------       --------
                        Total shareholders' equity ................................................        30,895         26,494
                                                                                                        ---------       --------
                        Total liabilities and shareholders' equity ................................     $ 107,772       $ 85,684
                                                                                                        =========       ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                                                   Nine Months Ended
                                                                                ------------------------
                                                                                October 2,    October 3,
                                                                                   1998         1997
                                                                                 --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income .......................................................     $  3,362      $ 1,870
          Adjustments to reconcile net income to net cash used in
            operating activities -
             Depreciation and amortization .................................        2,692          879
             Deferred income taxes, net ....................................          164          (25)
             (Increase) decrease in accounts receivable ....................       (3,004)       2,689
             Increase in inventories .......................................       (7,113)      (7,708)
             Increase in prepaids ..........................................         (178)        --
             (Increase) decrease in other noncurrent assets ................          243         (559)
             Increase (decrease) in accounts payable .......................       (1,550)       2,667
             Increase (decrease) in accrued expenses .......................        2,489         (784)
                                                                                 --------      -------
                 Net cash used in operating activities .....................       (2,895)        (971)
                                                                                 --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures .............................................       (7,488)        (665)
          Cash payments for businesses acquired, net of cash acquired ......       (1,377)         --
                                                                                 --------      -------
                 Net cash used in investing activities .....................       (8,865)        (665)
                                                                                 --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds of borrowings ...........................................       20,782        2,486
          Repayment of borrowings ..........................................       (8,052)      (1,722)
          Proceeds from exercise of common stock options and warrants ......           14         --
          Cash dividends paid ..............................................         --            (40)
          Payments under capital lease obligations .........................         (190)        --
                                                                                 --------      -------
                 Net cash provided by financing activities .................       12,554          724
                                                                                 --------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................          794         (912)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................          494        1,059
                                                                                 --------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................     $  1,288      $   147
                                                                                 ========      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid for interest ...........................................     $  2,951      $ 1,658
                                                                                 ========      =======
          Cash paid for income taxes .......................................     $  1,359      $ 1,518
                                                                                 ========      =======

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       ADVANCED TECHNICAL PRODUCTS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the "Company" or "ATP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended October 2, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

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

     The operating results of Lunn have been included in the Company's consolidated financial statements since the date of the acquisition. The following table presents unaudited pro forma consolidated operating results for the Company for the quarter and nine months ended October 3, 1997 as if the Lunn acquisition had occurred on January 1, 1997 (in thousands, except per share amounts):

                                           QUARTER ENDED    NINE MONTHS ENDED
                                          OCTOBER 3, 1997    OCTOBER 3, 1997
                                          ---------------    ---------------
Revenues ..............................     $   34,732         $   97,390
Net income ............................          1,475              2,639
Earnings per share - basic ............           0.28               0.49
Earnings per share - diluted ..........           0.26               0.47

     The unaudited pro forma consolidated operating results of the Company are not necessarily indicative of the operating results that would have been achieved had the merger been consummated at the beginning of the period presented, and should not be construed as representative of future operating results.

3. INVENTORIES

       Inventories at October 2, 1998 and December 31, 1997 consisted of the following (in thousands):

                                              OCTOBER 2,           DEC. 31,
                                                 1998                1997
                                               --------            --------
Finished goods .........................       $  1,119            $  1,236
Work in process ........................         28,767              18,035
Raw materials ..........................         23,870              24,297
Progress payments ......................        (11,508)             (8,935)
                                               --------            --------
   Total inventories ...................       $ 42,248            $ 34,633
                                               ========            ========

4. DEBT

       Debt is summarized as follows (in thousands):

                                                        OCTOBER 2,     DEC. 31,
                                                          1998           1997
                                                         -------      ---------
Short-term debt:
      Revolving loans ..............................     $25,999       $17,367
      Current maturities of long-term debt .........       3,755         2,063
                                                         -------       -------
                                                         $29,754       $19,430
                                                         =======       =======
Long-term debt:
      Term and equipment loans .....................     $19,633       $12,500
      Deferred obligation ..........................         500         3,000
      Bond payable .................................       2,450         2,473
      Other long-term debt .........................       1,373           768
                                                         -------       -------
            Total long-term debt ...................      23,956        18,741
      Less current portion .........................       3,755         2,063
                                                         -------       -------
         Long-term debt, net of current portion ....     $20,201       $16,678
                                                         =======       =======

        In March, 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The financing agreement was amended in June, 1998 to increase the capital expenditure facility from $3.0 million to $5.0 million. The Company's new credit facility totals $50.0 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) an $18.0 million term loan and (3) a $5.0 million capital expenditure facility. In connection with the refinancing, proceeds from the new loans were used in March, 1998 to retire the deferred obligation of $3.0 million which existed at December 31, 1997.

        The loans are secured by collateral consisting of substantially all of the Company's assets including inventory, equipment, receivables, general intangibles, investment property and real property. The interest rates on the revolving and term loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates may range from LIBOR (the London Interbank Offered Rates) plus 2.25% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 2.75% to LIBOR plus 1.5% on the term and equipment loans. The rates in effect for the second and third quarters were LIBOR plus 2.0% on the revolving loan and LIBOR plus 2.5% on the term and equipment loans. Interest is paid monthly in arrears on all loans. The initial term of the new credit facility extends to December 31, 2000.

                                  Page 7 or 15

5. EARNINGS PER SHARE

     Earnings per share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                                       QUARTER ENDED            NINE MONTHS ENDED
                                                    --------------------      --------------------
                                                    OCT. 2,      OCT. 3,      OCT. 2,      OCT. 3,
                                                     1998         1997         1998         1997
                                                    -------      -------      -------      -------
      Net income ..............................     $ 1,949      $ 1,017      $ 1,413      $   853
      Less:  preferred stock dividends accrued          (20)         (20)         (60)         (60)
                                                    -------      -------      -------      -------
      Net income available for common shares
        (same for both basic and diluted
        EPS calculation) ......................     $ 1,929      $   997      $ 3,302      $ 1,810
                                                    =======      =======      =======      =======
Weighted average number of common
  shares outstanding:

      --Basic .................................       5,311        3,944        5,250        3,944

        Add:  assumed stock conversions, net of
              assumed treasury stock purchases:
              --stock options .................         200          190          222          190
              --stock warrants ................          31         --             36         --
                                                    -------      -------      -------      -------
     --Diluted ................................       5,542        4,134        5,508        4,134
                                                    =======      =======      =======      =======
Basic EPS .....................................     $  0.36      $  0.25      $  0.63      $  0.46
                                                    =======      =======      =======      =======
Diluted EPS ...................................     $  0.35      $  0.24      $  0.60      $  0.44
                                                    =======      =======      =======      =======

6. ACQUISITION

     On May 29, 1998, the Company acquired all of the capital stock of Brigantine Aircraft, a manufacturer of honeycomb products and engineered panels located in France. The acquired company, renamed Alcore Brigantine, will operate as a subsidiary of Alcore, Inc., a wholly owned subsidiary of the Company. The Company anticipates that the acquisition will expand its access to the European aerospace and commercial markets. The acquisition has been accounted for using the purchae method of accounting and the Company's condensed consolidated financial statements include the operating results for Alcore Brigantine since the date of the acquisition. Pro forma results of operations assuming the acquisition was made as of the beginning of the respective periods are not material to the Company's consolidated operating results for the nine month periods ended October 2, 1998 and October 3, 1997. Also, the Company does not anticipate that Alcore Brigantine's operations will materially impact ATP's consolidated operating results for 1998.

7. COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. Statement 130 requires, among other things, that an enterprise report a total for comprehensive income in financial statements of interim periods issued to shareholders. For the three and nine month periods ended October 2, 1998 and October 3, 1997, the Company's consolidated comprehensive income does not differ materially from the consolidated net income set forth on the accompanying condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1998 COMPARED WITH THE QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1997

     Revenues for the third quarter increased $19.2 million, or 67.1% from $28.6 million in 1997 to $47.8 million in 1998. Revenues for the nine months increased $37.7 million, or 46.8% from $80.5 million in 1997 to $118.2 million in 1998. The increase in revenue in 1998 over 1997 was primarily attributable to the following factors: (i) revenues of $6.4 million (third quarter) and $22.2 million (nine months) for Lunn operations which were included in 1998, but not included in the results reported through the third quarter of 1997, which was prior to the merger, (ii) increased shipments of Natural Gas Vehicle ("NGV") fuel tanks and related products, (iii) increased sales on new aerospace / defense programs, including new C-17 and chemical defense contracts, and (iv) increased shipments on shelter contracts. These increases were partially offset by reduced sales of ordnance products resulting from the substantial completion of a major ordnance delivery system contract in early 1998.

     Gross profit as a percent of revenues was 23.5% in the third quarter of 1998, compared to 23.6% in the third quarter of 1997. The gross profit percentage for the nine month period in 1998 of 23.2% was substantially unchanged compared to the 23.3% for the same period in 1997.

     General and administrative and other expenses increased $2.6 million, or 58.2%, for the third quarter of 1998 and $5.2 million, or 36.9%, for the nine month period in 1998, again reflecting the addition of Lunn's operations following the merger. As a percent of revenues, general and administrative and other expenses decreased from 15.7% in 1997 to 14.9% in 1998 for the quarter, and from 17.5% in 1997 to 16.3% in 1998 for the nine months.

     Interest expense in 1998 increased $0.4 million for the quarter and $1.0 million for the nine months, reflecting an increase in average loan balances as a result of (i) debt assumed from Lunn in the merger and (ii) higher working capital and capital expenditures requirements driven by increasing revenue volume anticipated during the remainder of 1998 and beyond.

     Income taxes increased $0.6 million for the quarter and $0.9 million for the nine months in 1998 as a result of higher pre-tax earnings. The effective tax rate was 38.5% for both years.

FINANCIAL CONDITION AND LIQUIDITY

     Cash flow used in operations was $2.9 million for the first nine months of 1998 compared to $1.0 million for 1997. Working capital, excluding short-term debt balances, increased $10.7 million in the first nine months of 1998 to $51.3 million. This increase was the result of (i) an increase of $7.1 million in inventory, reflecting a build-up on several major aerospace composites programs which are in the start-up phase, (ii) an increase of $3.0 million in accounts receivable, reflecting the increased sales volume during the third quarter of 1998, (iii) $1.2 million of net working capital acquired in the acquisition of Alcore Brigantine (see Notes to Condensed Consolidated Financial Statements) and
(iv) a net decrease in other working capital components of $0.6 million. Cash flow of $8.9 million used in investing activities in the first nine months of 1998 was primarily the result of significant capital expenditures for (i) equipment to meet anticipated production requirements for new aerospace composites programs, (ii) the increase of NGV production capacity in anticipation of an expanded market for NGV fuel tanks and (iii) equipment necessary to enter the non-metallic core production business, which is expected to complement the Company's existing product lines. Investing activities also included cash payments made in connection with the Alcore Brigantine acquisition.

     In March, 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The March loan agreements were amended in June, 1998 to increase the capital expenditure line of credit available to the Company. The $39.0 million credit facility in place prior to the refinancing was replaced with a $50.0 million credit facility consisting of:
(i) a $27.0 million revolving credit line against eligible receivable and inventory balances, (ii) an $18.0 million term loan and (iii) a $5.0 million capital expenditure line of credit. The term loan is payable quarterly based on a seven year amortization period. Interest rates will vary, depending on the Company's performance, but should be favorable to the previous rates in effect by at least one-half percentage point for the remainder of 1998. The new credit facility will initially be in place for a period extending to December 31, 2000.

     At October 2, 1998, the Company's backlog of orders and long-term contacts was approximately $602 million, compared to $552 million at December 31, 1997. The backlog includes firm released orders of approximately $209 million and $192 million at October 2, 1998 and December 31, 1997, respectively. The increase in backlog reflects (i) a change in management's strategy during the past few years of placing a greater emphasis on obtaining longer-term contracts, (ii) improved economic conditions in the aerospace industry and (iii) the military's commitment to combat chemical warfare.

     As discussed above, the Company has made substantial capital expenditures during the first nine months of 1998 which have been financed by a combination of cash flows from operations and increased borrowings using the revolving and equipment loan portions of the Company's credit facility.

     The Company is continuing to look for opportunistic acquisition candidates that will enhance its current operations. The timing, size or success of any acquisitions and the resulting additional capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of issuances of additional equity, working capital, cash flow from operations and borrowings, including any unused portion of the credit facility. To the extent new sources of financing are necessary to fund future acquisitions, there can be no assurance that the Company can secure such additional financing if and when it is needed or on terms deemed acceptable to the Company.

     Management believes that cash flows from operations and the new $50 million credit facility are adequate to sustain the Company's current operating level and future short-term growth. However, should circumstances arise affecting cash flow or requiring capital expenditures beyond those anticipated by the Company, there can be no assurance that such funds will be available.

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

YEAR 2000 ISSUES

     The Company is currently in the process of evaluating its computer hardware and software systems to ensure such programs and systems will be able to process transactions in the year 2000. The Company is also currently identifying other equipment which contains embedded electronics that may render the equipment inoperable in 2000 and is evaluating the plans of its material suppliers and vendors to become Year 2000 compliant. This process includes the following phases: identification and assessment of potential Year 2000 problems, analysis of impact on critical business functions, prioritization, compliance plan development, remediation and testing, and contingency plan development for mission critical systems.

     The Company anticipates it will have hardware and software critical to its operations Year 2000 compliant before the end of 1999. The Company is currently evaluating the time table upon which all other hardware, software, and equipment can be made Year 2000 compliant and will target a date when the evaluation is complete. Although it is not possible to accurately estimate the costs of this information systems analysis at this time, the Company expects that such costs will not be material to the Company's financial position or the results of operations. There can be no assurance, however, that the Company, its suppliers and vendors or their respective software vendors will complete all modifications to all material information technology systems in a timely manner, or as to the costs associated with the Company becoming Year 2000 compliant, or the costs of the failure of any of the Company's vendors failing to become Year 2000 compliant.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

        This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that do not state historical fact and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties which could cause actual results to differ materially from those projected in such forward-looking statements. For additional information identifying such risks and uncertainties, see the Company's 1997 Annual Report on Form 10-K (Item 7, under the heading "Factors Affecting Future Operating Results").

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

     A shareholder who wishes to make a proposal at the 1999 Annual Meeting of Shareholders without complying with the requirements of the SEC's Rule 14a-8 (and therefore without including the proposal in the Company's proxy materials) should notify the Company's Secretary, at the Company's principal executive offices, of that proposal by March 22, 1999. If a shareholder fails to give that notice by that date, then the persons named as proxies in the proxy cards solicited by the Company's Board of Directors for that meeting will be entitled to vote the proxy cards held by them regarding that proposal, if properly raised at the meeting, in their discretion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 10.34 -- Lease Agreement dated May 11, 1998 by and between George W.
          Hendricks and Barbara J. Hendricks and the Lincoln Composites Division of Advanced Technical Products, Inc.

 27.1  -- Financial Data Schedule (for SEC use only).

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

                                              ADVANCED TECHNICAL PRODUCTS, INC.
                                                        (Registrant)

Dated: November 16, 1998                      By: /s/ GARRETT L. DOMINY
                                                      Garrett L. Dominy
                                              Garrett L. Dominy, Executive Vice
                                              President, Chief Financial and
                                              Accounting Officer, Treasurer and
                                              Assistant Secretary

                                  EXHIBIT INDEX

 10.34 -- Lease Agreement dated May 11, 1998 by and between George W.
          Hendricks and Barbara J. Hendricks and the Lincoln Composites Division of Advanced Technical Products, Inc.

 27.1  -- Financial Data Schedule (for SEC use only).