Form 10-K405
period 1998-12-31
ADVANCED TECHNICAL PRODUCTS INC
filed 1999-04-01
CIK 60911

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

                         200 MANSELL CT. EAST, SUITE 505
                             ROSWELL, GEORGIA 30076
               (Address of principal executive offices) (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (770) 993-0291

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
    Common Stock, $0.01 par value            Nasdaq / National Market System

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


   The aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 1999 was $36,414,354 (3,711,017 shares at $9.8125 per share, the closing price of the registrant's common stock on the Nasdaq National Market on March 23, 1999). As of that date, 5,252,235 shares of the Company's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS REPORT.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

   Advanced Technical Products, Inc. ("ATP" or "Company") is a Delaware corporation that manufactures a variety of products in two principal business segments, an aerospace and defense segment and a commercial segment. Such products are manufactured through five business units, Marion Composites, Intellitec, Lincoln Composites, Alcore and Lunn Industries. The aerospace and defense segment designs, develops and manufactures advanced composite material products used in the aerospace and defense industries, including radomes, aircraft components, missile and satellite composite structures, engine components, rocket motor cases, pressure vessels, relocatable shelters, missile launch tubes, torque shafts and fuel tanks, as well as a wide range of integrated defense systems including electro-optical systems, chemical detection systems, ordnance delivery systems and light-weight camouflage systems. The commercial segment produces natural gas vehicle ("NGV") fuel tanks, specialty vehicle electronic products, products used in the exploration and production of oil and gas and aluminum honeycomb products used by industrial, transportation and construction customers. See Note 4 to the consolidated financial statements of the Company for a summary of selected financial data of each reportable business segment.

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

ACQUISITIONS

   On May 29, 1998, ATP acquired all of the capital stock of Brigantine SA, a manufacturer of honeycomb products and engineered panels located in France. The acquired company, renamed Alcore Brigantine, operates as a subsidiary of Alcore, Inc. The acquisition is expected to expand the Company's access to the European aerospace and commercial markets.

AEROSPACE AND DEFENSE SEGMENT

   COMPOSITE BASED PRODUCTS

   RADOMES. ATP develops and manufactures high-temperature composite materials and products for aerospace and defense applications and is a leading manufacturer of composite aircraft structures and composite missile structures. One of ATP's principal products is high-performance radomes. A radome is the housing, usually made of composite materials, that shelters the antenna assembly of a radar set on an airplane, rocket or missile. Management believes that ATP has approximately a 75% share of the domestic high-performance radome market and is the sole supplier of radomes for aircraft such as the A-6, AV-8B, B-1, B-1B, C-5B, C-17, E-2C, F-4, F-5, F-14, F-15, F-16 and the F/A-18. Additionally, ATP owns ceramic radome manufacturing technology which enables it to manufacture high temperature, high performance radomes for interceptor missile applications. Management believes that ATP has been the sole supplier of Patriot Missile radomes for the past 12 years. Sales of radomes for each of 1998, 1997 and 1996 constituted 7.8%, 16.8% and 14.3%, respectively, of the total consolidated revenues of ATP.

   AIRCRAFT COMPONENTS. ATP manufactures a variety of other components used in the aerospace and defense industry. ATP currently fabricates flap assemblies for the C-17 aircraft and began delivery of winglets and landing gear doors for the C-17 during 1998. Management believes the C-17 is a high-priority program for the United States Air Force, and that the production of these C-17 components will provide a stable stream of revenue for the foreseeable future. ATP also manufactures composite-based canopies, fuel tanks, wing and floor panels, fairings and other aircraft components. ATP has also participated in developmental projects that include the successful application of radar absorbing materials and structures, frequency selective surfaces and low observable applications. ATP's program to supply flap track fairings to The Aerostructures Corporation, which parts are installed on the Airbus A330 and A340 aircraft, is currently in the start-up phase and deliveries are expected to begin in the second quarter of 1999. This "life of the program" contract is anticipated to cover approximately 500 aircraft. In February 1998, ATP also announced that it had entered into a long-term production alliance with GE Aircraft Engines pursuant to which ATP will manufacture two composite inlet devices for the GE F414-400 turbofan engine to be used in the United States Navy's newest fighter, the F/A-18E/F "Super Hornet." In June 1998, GE placed an order with an estimated value of $65 million over five years as the initial step in the GE-ATP alliance. Sales of aircraft components for each of 1998, 1997 and 1996 constituted 16.1%, 8.8% and 12.1%, respectively, of the total consolidated revenues of ATP.

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

   FUEL TANKS. External fuel tanks are used by the military to provide an aircraft with additional operating range. The military requires all-composite external fuel tanks because they offer a significant weight advantage and improved crash survivability, greater safety in a fire, and improved gun fire protection. Management believes that ATP is currently the only qualified producer of the tank liner for the 230-Gallon AH-64/UH-60 Fuel Tank, which is used by the United States Army. In October 1998, ATP received a contract for the production of the 480 gallon external fuel tanks for the F-18 E/F. The contract covers requirements for three years, along with an option to purchase additional tanks. Initial deliveries are expected in the last half of 1999.

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

   TUBULAR PRODUCTS. ATP's tubular product line includes missile launch tubes and torque shafts. The primary products in the launch tube line include the Multiple Launch Rocket System ("MLRS") and the launch canister for the submarine launched Tomahawk Missile. While the MLRS program is extremely important to the United States Army as an effective, low-cost weapon system, the Army has a combined inventory of over 500,000 of these missiles and the funding level for this program has been, and likely will remain, low. Composites offer desirable properties for torque shafts for various aerospace and defense applications and are presently being used in the V-22 Osprey and Boeing Vertol's 234 helicopter. ATP has also manufactured two prototype drive shafts for the GD-Electric Boat for evaluation for submarines.

   RESIN TRANSFER MOLDING. Resin transfer molding ("RTM") is the fabrication of a composite component by pumping resin into a mold containing reinforcement material. The rough product is then removed from the mold and finished. While use of this manufacturing process is primarily driven by its lower cost, recent advances in materials and equipment have helped to make the process a viable choice for fabricating composite aircraft and military structures. Currently, ATP supplies over 90 parts on the Air Force Air Superiority Fighter, the F-22, and is the only qualified supplier of RTM components for the Navy's F-18 E/F. In addition to serving as a supplier to the manufacturers of military aircraft, ATP is also providing components for commercial aircraft, engine components and containers for military hardware. ATP is continuing to look for ways to expand the use of this manufacturing process to a wide variety of applications in support of the aerospace and defense customer base.

   METAL BONDING. ATP supplies metal bonded products through its Lunn Industries division. ATP possesses the technology and qualifications required by The Boeing Company for Phosphoric Acid Anodizing ("PAA") and structural bonding to BAC 5555. This PAA capability allows ATP to service the commercial aircraft market. Numerous other qualifications allow ATP to provide products and services to the spaceflight, defense and industrial markets. ATP-metal bonded products can be found in the Boeing 777, 747, 757, 767 and 727 commercial aircraft as well as numerous defense and satellite applications.

   HONEYCOMB. ATP manufactures aluminum and non-metallic honeycomb products through its Alcore division for use in the aerospace and aircraft industries. Aluminum honeycomb is a lightweight cellular material composed of hexagonal cells. The most prominent characteristics of aluminum honeycomb products are high strength-to-weight ratios, fatigue resistance, energy absorption, sound dampening, heat exchange, radio frequency shielding, machinability, airflow directionalization and corrosion resistance. Management believes that one of Alcore's most promising products is PAA-CORE(R), a phosphoric acid anodized honeycomb product. PAA-CORE(R), qualified to Boeing specifications as BMS 4-4 and 4-6, has recently been designated as the material of choice for all new metal bonded structures at Boeing and management believes it is now becoming the material of choice of other commercial and military aircraft industries. During 1998, the Alcore division acquired capital equipment which enables it to produce non-metallic core material. This capability is expected to complement the division's existing metallic core product lines and helps solidify Alcore's position as a leading global supplier of structural core materials. In addition, the Company's acquisition of Alcore Brigantine is expected to expand the Company's access to the European aerospace and commercial markets. Sales of honeycomb products for each of 1998, 1997 and 1996 constituted 14.1%, 2.2% and 0%, respectively, of the total consolidated revenues reported by ATP. These include revenues reported subsequent to the date of the acquisition of Alcore (October 31, 1997) and Alcore Brigantine (May 29, 1998).

   OTHER DEFENSE SYSTEMS

   SHELTERS/SHELTER INTEGRATION. ATP designs, develops and produces mobile military shelters and has developed leading design and automated production capabilities for honeycomb, and foam and beam sandwich panel construction, relocatable shelters. Management believes that most of the shelters in the inventory of the Department of Defense (the "DOD") were designed and produced by ATP or its predecessors. Sales of shelters and shelter integration products for each of 1998, 1997 and 1996 constituted 16.1%, 12.1%, and 16.2% , respectively, of the total consolidated revenues of ATP.

   CHEMICAL DEFENSE. ATP is an industry leader in remote chemical detection, which is expected to be a growth market for the next several years, based on the latest U. S. defense budgets. ATP's M21 Remote Chemical Sensing Device was successfully deployed during the Gulf War and has led to the Company's receipt of a contract to develop the next generation remote sensor, the Joint Services Lightweight Standoff Chemical Agent Detector ("JSLSCAD"). The JSLSCAD contract, awarded in 1997, consists of a cost-plus development phase worth slightly over $30 million over four years, plus options for production units potentially worth over $200 million. During 1998, the Company passed first article testing and began production on the Improved Chemical Agent Monitor ("ICAM"), a monitoring system designed to detect surface contamination on a wide variety of objects. Full-scale production of the ICAM is expected to continue through 2002. ATP is also actively involved in the development and production of collective protection systems. Collective protection systems provide a clean and over-pressured environment for soldiers to conduct their mission. Management believes that ATP's collective protection systems, such as the internally developed Bio-Chem Filter Blower Unit, are the collective protection system of choice for several of the next generation vehicle systems. Also, ATP is producing the M28 Deployable Medical Collective Protection Equipment ("CPE"). This product assures a clean environment for field hospital units for both the United States Army and Air Force. Production of the M28 CPE is expected to continue through the first half of 2000. Sales of chemical defense systems and related products for each of 1998, 1997 and 1996 constituted 10.1%, 4.4% and 17.8%, respectively, of the total consolidated revenues of ATP.

   ORDNANCE. ATP has been the sole manufacturer of the Volcano launcher system. This system, which is mounted on wheeled and tracked vehicles as well as UH60A helicopters, provides for rapid deployment of mine fields. Customers include the United States Army and other defense prime contractors. A large Volcano contract was completed in early 1998 fulfilling the government's current inventory requirements. Follow-on production on this program is expected to be insignificant for the next few years. Sales of ordnance delivery system components for each of 1998, 1997 and 1996 constituted 2.1%, 18.8%, and 5.1%, respectively, of the total consolidated revenues of ATP.

   TACTICAL DECEPTION. ATP is a leading producer of tactical deception products for the U. S. Armed Forces and other military customers and has delivered approximately a million modules of U. S. military Lightweight Camouflage Screen Systems ("LCSS"). The Company announced in April 1998 that it was awarded a $3.6 million contract by the U.S. Army Communications-Electronics Command to produce various configurations of radar scattering camouflage systems and components.

COMMERCIAL SEGMENTS

   The commercial segment is comprised of four operating segments which provide the following products.

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

   ATP has spent over six years and $10 million to design, develop and market an extremely durable, all-composite, plastic-lined Type IV Tank for the NGV market. The ATP trademarked "Tuffshell T" tank competes with steel tanks (Type I), metal-lined tanks with a hoop over-wrap (Type II) and metal-lined tanks with a full over-wrap (Type III). Weight reduction and resistance to external damage are the primary technical criteria during fuel tank selection. The Type IV tank offers substantial weight reductions (a minimum of 30% versus glass wrapped aluminum lined Type III tanks) and the flexibility to reduce the impact of the weight increase. Type IV tanks may be placed on the roof or underbody of transit buses without violating Federal restrictions on curb weight. Metal lined tanks that offer reliable impact resistance are generally too heavy to place on the roof of buses. Light duty sedan/truck designers must also keep their gross vehicle weights below defined Federal levels to meet Environmental Protection Agency classifications and to meet customer preferences concerning vehicle handling and low repair costs for suspension and brake components. This is especially important for the highly successful import vehicle sedan segment where engine displacement is below the North American average. ATP makes 60% of all NGV tanks manufactured in the U.S., where its Type IV tank is preferred by major builders of transit compressed natural gas powered coaches. The Company sells NGV tanks to operators of fleet vehicles and bus and auto manufacturers, including Honda. During 1998, ATP was awarded a contract by Matra Auto of France to supply 3,000 NGV tanks for the Enviro 2000, Malaysia's NGV taxi. ATP has also signed a distribution agreement with Mitsui Plastics, Inc. for certain Asian countries. In April 1998, ATP began delivery of NGV fuel tanks for Honda of America's 1998 Model Civic GX. ATP believes its Type IV tank has captured market share of about 90% of the OEM transit bus production over the last year. In addition, the Company's market share for the OEM sedan production and the truck/auto conversion business is estimated at 30% and 35%, respectively. To accommodate the expected increase in future NGV product demand, the Company's tank manufacturing operation was recently moved to a facility which doubles production capacity and enhances productivity through improved product flow and material handling.

   SPECIALTY VEHICLE ELECTRONIC PRODUCTS

   The specialty vehicle electronics group is engaged in the design and manufacture of electronic products for the specialty vehicle market that are primarily used to distribute and control electrical power throughout the vehicle. This market includes recreational vehicles ("RVs"), conversion vans, trucks, buses, boats and other vehicles. Currently, ATP sells approximately 250 different products, most of which have been introduced to meet a customer's request to solve a particular problem. ATP's products fall into three main categories: battery run-down protection and charging, power switching and control, and 120 volt AC power management. Many of the battery run-down protection and charging products are centered around ATP's patented disconnect relay. The power switching and distribution products center on ATP's unique patented multiplex system. ATP's patented 120 volt AC power management products are used in RVs to minimize the overloading of circuit breakers. ATP's electrical products are currently utilized by all major motor home original equipment manufacturers and all but one of the major van converters. ATP is currently directing efforts at increasing its market penetration into the truck, bus and marine industries and increasing sales to major vehicle fleet operators. During 1998, ATP signed an agreement with Waltco Truck Equipment Co., one of the world's largest manufacturers of lift gates, to be their exclusive source of electronic and electrical components. The initial products include a unique weatherproof "Super Switch", and a controller to prevent damage to the electro-hydraulic pump motor caused by overuse of the lift gate. ATP has also begun supplying a unique energy management system to Winnebago Industries, the second largest manufacturer of motor homes. Approximately half of all motor homes built are now installed with ATP's energy management systems. During 1998, the Company also received the first production order for the new Programmable Multiplex Control ("PMC") from Marshall Bus in the United Kingdom. The PMC, a new system that simplifies wiring in transportation and commuter buses worldwide, is the world's first user programmable multiplex system intended for use in vehicles. The system is also suitable for other specialty vehicles, such as emergency and maintenance equipment.

   OIL AND GAS EXPLORATION PRODUCTS

   Current deepwater oil completion and production technology utilizes heavy steel riser systems that require expensive tensioning and buoyancy systems, and whose designs are often governed by fatigue considerations. Composite marine risers provide advantages over conventional steel risers because composite materials are lighter weight, more fatigue and corrosion resistant, better thermal insulators and can be designed for improved structural and mechanical performance. Overall, production platform cost reductions are possible as a result of the lower weight and greater compliance of composite risers, along with improvements in system reliability. ATP is currently completing the development of a composite rigid riser for use in deepwater oil production in partnership with Shell, Conoco and Amoco.

   ATP applied the NGV all-composite tank technology to develop an accumulator tank for the Production Riser Tensioning system on off-shore platforms. There are as many as four accumulators per well and the new platforms have in excess of 25 wells per platform. The all-composite accumulator is lighter weight, non-corrosive and competitively priced with all-steel accumulators. The ATP accumulator meets ASME Code X and currently there is not a qualified competitor for this product. These accumulators offer some significant advantages for the platform and as a result the revenue is expected to increase significantly over the next several years.

   SHAFTS AND ROLLERS

   In the industrial machine industry, there is a growing recognition and acceptance of the advantages of composite shafts and rollers over heavier steel units. Composite shafts are much lighter and, with the use of carbon fiber, the stiffness is maintained and the fatigue life is increased. ATP manufactures several sizes and configurations of shafts.

   HONEYCOMB

   Beginning in 1994, Alcore expanded beyond the aerospace market into a number of non-aerospace markets. Applications for high performance, low cost commercial products were developed for manufacturers of "clean rooms" for computer chip manufacturing and bio-medical research centers, laminated panels for luxury cruise ship cabins and numerous architectural uses. Alcore's honeycomb products are utilized by manufacturers of rail car doors for municipal transit systems, and, due to unique crush characteristics and energy absorbing qualities, by the nuclear and energy absorption industries. The acquisition of Alcore Brigantine, the Company's French subsidiary, is expected to enhance Alcore's emergence into non-aerospace markets on a global basis.

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

   Certain of ATP's other commercial products are highly specialized and face less competition in their respective markets. ATP's management believes that ATP has approximately 50% of the NGV fuel tank market and is a leading supplier of battery run-down protection and the power switching and control devices for the motor home and van conversion original equipment manufacturer markets. Additionally, while there are numerous producers of standard drill pipe and casing and fiberglass tubulars, ATP has a leading position in the application of advanced composites in the oil and gas industry.

MARKETING AND CUSTOMERS

   ATP markets its aerospace and defense products through direct personal contacts with its customers, active membership in various industry groups, and by participation in industry trade shows. ATP's aerospace and defense products are sold primarily to agencies of the United States government and to commercial customers in the aerospace industry. In 1998, sales to the United States government either directly or by subcontract constituted 61% of ATP's total consolidated revenue. Other major customers include The Boeing Company and Lockheed Martin Corporation. Combined aerospace component sales to these customers, most of which are included above as United States government sales by subcontract, represented 19.9% of ATP's total consolidated revenues during 1998. ATP's aerospace and defense products are generally designed and developed to customer specifications.

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

   The Company provides warranties on product for material and workmanship based on standard industry practice. Though ATP has endeavored to design an extremely safe and durable product, the NGV tank and production riser have a potential for greater product liability than standard aerospace and defense products. ATP believes it has adequate product liability insurance to offset these risks.

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

BACKLOG

   ATP's total backlog of contracts as of December 31, 1998 was approximately $585 million as compared to approximately $552 million as of December 31, 1997. These backlogs include options or unreleased orders of approximately $394 million in 1998 and $360 million in 1997. The increase in the backlog reflects
(i) a change in management's strategy, since acquiring the Brunswick Business in 1995, to obtain longer-term contracts than its predecessor; (ii) improved economic conditions in the aerospace industry; and (iii) the military's commitment to develop systems to combat chemical warfare. Predominantly all of the backlog relates to the aerospace and defense segment.

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

RESEARCH AND DEVELOPMENT

   ATP has spent $864,000, $1,063,000 and $1,213,000 for each of 1998, 1997 and
1996, respectively, on research and development. Predominantly all of the research and development expenses relate to the aerospace and defense segment.

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

FOREIGN OPERATIONS

   Foreign sales to manufacturers worldwide totaled approximately 16.0%, 7.1% and 5.8% of ATP's total revenues for each of 1998, 1997 and 1996, respectively. See Note 4 to the consolidated Financial Statements for additional disclosure of geographical financial data.

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

EMPLOYEES

   At December 31, 1998, ATP had 1,568 employees. Approximately 37% of ATP's employees are covered by three separate collective bargaining agreements with various international and local unions. ATP's management considers employee relations generally to be good and believes that the probability is remote that renegotiating these contracts will have a material adverse effect on its business.

ITEM 2.     PROPERTIES

   ATP's principal executive offices are located in Roswell, Georgia. ATP maintains various facilities nationwide and considers all of its facilities to be in relatively good operating condition and adequate for their present uses. ATP believes that it has sufficient capacity to meet its current and anticipated manufacturing requirements. The following table sets forth ATP's principal manufacturing plants:

                                                          APPROXIMATE     LEASED
                                                             SQUARE         OR
                                                            FOOTAGE        OWNED
                                                          -----------     ------
   Marion Composites Division:
      Marion, Virginia ..............................       1,019,000     Owned

   Intellitec Division:
      Deland, Florida ...............................         353,000     Owned

   Lincoln Composites Division:
      Lincoln, Nebraska .............................         226,000     Owned
      Lincoln, Nebraska .............................         126,000     Leased

   Lunn Industries Division:
      Glen Cove, New York ...........................          93,000     Leased

   Alcore Division:
      Belcamp, Maryland .............................          90,000     Owned
      Edgewood, Maryland ............................         110,000     Leased
      Anglet, France ................................          70,000     Leased

   The manufacturing facilities of the Marion Composites Division and the Lunn Industries Division are used exclusively in connection with ATP's aerospace and defense segment. While predominantly used in connection with ATP's aerospace and defense segment, the facilities of the Intellitec Division, the Lincoln Division and the Alcore Division are used to some extent in connection with ATP's commercial segment.

   ATP pays approximately $1,159,000 in annual rental expense with respect to its leased facilities, of which approximately $291,000 relates to facilities in Lincoln, Nebraska, $275,000 relates to facilities in Glen Cove, New York, $478,000 relates to facilities in Edgewood, Maryland and $115,000 relates to facilities in Anglet, France. ATP earns approximately $250,000 in rental income on certain of its Deland, Florida facilities.

   Leases covering ATP's leased facilities expire at varying dates generally within the next 15 years. ATP anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

   During 1998, ATP's Alcore Division entered into a ten year lease agreement for the facility located in Edgewood, Maryland. Alcore is currently nearing completion of its move of operations from a leased facility located in Jessup, Maryland to the Edgewood facility. ATP anticipates that the Edgewood facility will provide increased production capability to facilitate future business expansion. ATP plans to sublease the Jessup facility and anticipates that sublease rental income will substantially offset the lease cost.

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

                                    PART II

ITEM 5.     MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
            MATTERS

   ATP's common stock is traded on the National Market System of the Nasdaq Stock Market, Inc. under the symbol "ATPX." The following table sets forth the high and low sales prices of ATP common stock for the calendar quarters indicated, as reported by the Nasdaq Stock Market, Inc.:

                       ATP COMMON STOCK

                                                                 MARKET PRICE
                                                             -------------------
FISCAL YEAR ENDED DECEMBER 31,                                HIGH         LOW
------------------------------                               -------     -------
1998
First Quarter ..........................................     $14.875     $11.000
Second Quarter .........................................     $15.313     $11.000
Third Quarter ..........................................     $13.250     $ 5.500
Fourth Quarter .........................................     $10.000     $ 5.500

1997
First Quarter ..........................................     $ 9.375     $ 6.563
Second Quarter .........................................     $12.500     $ 7.500
Third Quarter ..........................................     $17.813     $10.938
Fourth Quarter (1)
    October 1 - October 31 .............................     $16.250     $11.875
    November 4 - December 31 ...........................     $18.000     $11.500

(1)On October 31, 1997, the Company effected a ten-to-one reverse stock split and issued an additional 3,943,830 shares in connection with the Merger. The common stock of the Company began trading on November 4, 1997 on this basis. Market prices reported for periods prior to November 4, 1997 have been adjusted to reflect the reverse stock split.

   On March 23, 1999, ATP had approximately 1,203 stockholders of record. The last reported sales price of ATP's common stock on such date was $9.8125.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

   The selected financial data presented below as of and for the periods ending December 31, 1994 through December 31, 1998, have been derived from the audited financial statements of ATP, TPG and Brunswick Technical Group, the assets of which were acquired by TPG on April 28, 1995 pursuant to the acquisition of the Brunswick Business.

   The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of ATP and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                   Amounts are in thousands, except EPS data.

                                                      ATP                        TPG                    BRUNSWICK TECHNICAL GROUP
                                               -------------------   -----------------------------   ------------------------------
                                                                                      AS OF AND       AS OF AND
                                                  AS OF AND           AS OF AND      FOR THE EIGHT   FOR THE FOUR      AS OF AND
                                               FOR THE YEAR ENDED    FOR THE YEAR       MONTHS         MONTHS         FOR THE YEAR
                                               -------------------      ENDED           ENDED           ENDED            ENDED
                                               DEC. 31,   DEC. 31,     DEC. 31,        DEC. 31,        APRIL 28,        DEC. 31,
                                                 1998       1997         1996            1995            1995             1994
                                               --------   --------   -------------   -------------   -------------    -------------
INCOME STATEMENT DATA:
Revenues ...................................   $165,074   $119,433   $     126,534   $      79,172   $      28,416    $     118,660
Cost of revenues ...........................    126,678     91,312          94,365          61,738          27,354          112,950
                                               --------   --------   -------------   -------------   -------------    -------------
Gross profit ...............................     38,396     28,121          32,169          17,434           1,062            5,710
General and administrative
    expenses ...............................     25,570     19,006          21,758          12,123           1,350            3,923
                                               --------   --------   -------------   -------------   -------------    -------------
Operating income (loss) ....................     12,826      9,115          10,411           5,311            (288)           1,787
Interest expense (1) .......................      3,579      2,273           2,377           1,892            --               --
                                               --------   --------   -------------   -------------   -------------    -------------
Income (loss) before income
   taxes and extraordinary item ............      9,247      6,842           8,034           3,419            (288)           1,787
Income tax provision (benefit) .............      3,560      2,634           3,093           1,312            (112)             683
                                               --------   --------   -------------   -------------   -------------    -------------
Income (loss) before extra-
    ordinary item  .........................      5,687      4,208           4,941           2,107            (176)           1,104
Extraordinary item (2) .....................       --         --               667            --              --               --
                                               --------   --------   -------------   -------------   -------------    -------------
Net income (loss) ..........................   $  5,687   $  4,208   $       4,274   $       2,107   $        (176)   $       1,104
                                               ========   ========   =============   =============   =============    =============

EPS DATA:
Earnings per share - basic .................   $   1.06   $   0.99   $        1.06   $        0.52             N/A              N/A
Earnings per share - diluted ...............   $   1.01   $   0.95   $        1.03   $        0.52             N/A              N/A

BALANCE SHEET DATA:
Working capital ............................   $ 22,990   $ 21,208   $      18,462   $      17,558   $      26,868    $      29,882
Total assets ...............................    106,876     85,684          44,723          38,911          53,358           54,995
Long-term debt, including
    current portion (1) ....................     26,402     19,216          17,222          17,926            --               --
Redeemable 8% cumulative
    preferred stock ........................      1,000      1,000           1,000           1,000            --               --
Common shareholders' equity ................     31,797     26,494           7,018           2,919            --               --

-----------------
(1)Prior to April 29, 1995, the Brunswick Technical Group was included as part of Brunswick's consolidated financial statements. Brunswick did not allocate any debt or interest expense to the Brunswick Technical Group.

(2)Reflects an extraordinary loss from debt refinancing, net of an income tax benefit of $418,000.

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

   On May 29, 1998, ATP acquired all of the capital stock of Brigantine Aircraft, a manufacturer of honeycomb products and engineered panels located in France. The acquired company, renamed Alcore Brigantine, operates as a subsidiary of Alcore, Inc., a division of the Company. The acquisition is expected to expand the Company's access to the European aerospace and commercial markets. The Company's consolidated financial statements include the operating results for Alcore Brigantine since the date of the acquisition.

   Historically, approximately 60% to 80% of ATP's products and services have been sold to the United States government through prime contracts directly with governmental agencies, primarily the DOD, or through subcontracts with other governmental contractors. During the mid-1980s, the defense industry began to be negatively impacted by a perceived reduction of threats from the former Soviet Union and affiliated countries in eastern Europe. In addition, increased competition for the United States federal budget dollars resulted in a reduction in real dollars in the United States defense budget over the last decade. Defense spending has recently begun to stabilize and management of ATP believes that budgeted procurement spending will increase slightly over the next few years.

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

   The United States government's fiscal year begins on October 1 and contracts and options on contracts are generally awarded just prior to its year end. The lead time to perform the necessary design work, procure material and begin production is generally several months, which can create a period of low production, revenue and profits in the first half of each fiscal year of ATP. Over the last five years, the percentage of sales and operating earnings (excluding corporate general and administrative expenses) generated in the second half of the year have been as follows:

                                                               EARNINGS BEFORE
YEAR                                                SALES      INTEREST & TAXES
----                                                -----      ----------------
1998 ..........................................        57%            69%
1997 ..........................................        57%            73%
1996 ..........................................        54%            62%
1995 ..........................................        56%           134%
1994 ..........................................        57%            80%

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the components of the income statement expressed as a percentage of revenues.

                                                      1998      1997      1996
                                                     ------    ------    ------

Revenues .........................................    100.0%    100.0%    100.0%
Cost of revenues .................................     76.7      76.5      74.6
                                                     ------    ------    ------
Gross profit .....................................     23.3      23.5      25.4
General and administrative expenses ..............     15.5      15.9      17.2
                                                     ------    ------    ------
Operating income .................................      7.8       7.6       8.2
Interest expense .................................      2.2       1.9       1.9
                                                     ------    ------    ------
Income before income taxes and
   extraordinary item  ...........................      5.6       5.7       6.3
Income taxes .....................................      2.2       2.2       2.4
                                                     ------    ------    ------
Income before extraordinary item  ................      3.4       3.5       3.9
Extraordinary loss from debt refinancing .........     --        --         0.5
                                                     ------    ------    ------
Net income .......................................      3.4%      3.5%      3.4%
                                                     ======    ======    ======

 YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

   Revenues increased $45.6 million, or 38.2% from $119.4 million in 1997 to $165.1 million in 1998. Positive revenue variations in 1998 compared to 1997 include: (i) increased revenues of $24.8 million for Lunn operations, which were included for the full year in 1998 compared to only the post-merger period (two months) included in the 1997 results reported, (ii) increased shipments of NGV fuel tanks and related products, (iii) increased sales on new aerospace / defense programs, including new C-17 and chemical defense contracts, and (iv) increased shipments on shelter contracts. These increases were partially offset by reduced ordnance product sales resulting from the substantial completion of a major ordnance delivery system contract in early 1998.

   Gross profit as a percent of revenues was 23.3% in 1998 compared to 23.5% in 1997. The decrease in gross profit percentage was primarily attributable to a slightly unfavorable product sales mix in 1998 compared to 1997.

   General and administrative expenses increased $6.6 million, or 34.5%, from $19.0 million in 1997 to $25.6 million in 1998. The increase again reflects the inclusion of Lunn operations for a full year in 1998 compared to two months in 1997. As a percent of revenues, general and administrative expenses decreased from 15.9% in 1997 to 15.5% in 1998.

   Interest expense in 1998 increased $1.3 million, or 57.5%, primarily because of an increase in average loan balances as a result of (i) debt assumed from Lunn in the merger and (ii) higher working capital and capital expenditures driven by increasing revenue volume anticipated in 1999.

   Income taxes increased $0.9 million, reflecting higher pre-tax earnings as the effective tax rate was 38.5% for both years.

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

FINANCIAL CONDITION AND LIQUIDITY

   Net cash flow provided by operations was $2.5 million for 1998 compared to net cash used of $0.5 million for 1997, an increase of $3.0 million. Working capital, excluding short-term debt balances, increased $11.1 million in 1998 to $51.8 million. The increase was the result of (i) an increase of $5.5 million in inventory, reflecting a build-up on several major aerospace composites programs which are in the start-up phase, (ii) an increase of $1.2 million in accounts receivable, reflecting the increased sales volume in the fourth quarter of 1998 compared to the same period in 1997, (iii) $1.3 million of net working capital acquired in the acquisition of Alcore Brigantine (see Note 2 to the Consolidated Financial Statements), (iv) an increase in deferred income taxes of $1.6 million and (iv) a net increase in other working capital components of $1.5 million. Cash flow of $12.7 million used in investing activities in 1998 was primarily the result of significant capital expenditures for (i) equipment to meet anticipated production requirements for new aerospace composites programs,
(ii) the increase of NGV production capacity in anticipation of an expanded market for NGV fuel tanks and (iii) equipment necessary to enter the non-metallic core production business, which is expected to complement the Company's existing product lines. Investing activities also included cash payments made in connection with the Alcore Brigantine acquisition.

   In March 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The March loan agreements were amended in June 1998 to increase the capital expenditure line of credit available to the Company. The credit facility in place prior to the refinancing totaling $39.0 million was replaced with a $50.0 million credit facility consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) an $18.0 million term loan and (iii) a $5.0 million capital expenditure line of credit. The term loan is payable quarterly based on a seven year amortization period. Interest rates will vary, depending on the Company's performance, and through the end of 1998 have been favorable to the previous rates in effect by an average of slightly over one full percentage point. The credit facility will initially be in place for a period extending to December 31, 2000. As of March 26, 1999, the Company had approximately $5.8 million of unused borrowing availability on the total credit facility.

   As discussed above, the Company made substantial capital expenditures during 1998 which have been financed by a combination of cash flows from operations and increased borrowings using the revolving and equipment loan portions of the Company's credit facility.

   The Company is continuing to look for acquisition candidates that will enhance its operations. The timing, size or success of any acquisitions and the resulting additional capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of issuances of additional equity, working capital, cash flow from operations and borrowings, including any unused portion of the credit facility. To the extent new sources of financing are necessary to fund future acquisitions, there can be no assurance that the Company can secure such additional financing if and when it is needed or on terms deemed acceptable to the Company.

   At December 31, 1998, the Company's backlog of orders and long-term contracts was approximately $585 million compared to $552 million and $285 million at December 31, 1997 and 1996, respectively. The backlog includes firm released orders of approximately $191 million, $192 million and $120 million at December 31, 1998, 1997 and 1996, respectively. The increase in backlog over the last three years reflects (i) a change in management's strategy in placing a greater emphasis on obtaining longer-term contracts, (ii) improved economic conditions in the aerospace industry and (iii) the military's commitment to combat chemical warfare and develop new generation aircraft. Approximately 60% of the Company's firm backlog at December 31, 1998 is expected to be delivered in 1999.

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

   RISKS OF REDUCTIONS OR CHANGES IN MILITARY EXPENDITURES. The primary customers of ATP are agencies of the DOD. Sales under contracts with the DOD or under subcontracts that identify the DOD as the ultimate purchaser represented approximately 61% of ATP's 1998 revenues. The United States defense budget has declined in real terms since the mid-1980s, resulting in some delays in new program starts, program stretch-outs and program cancellations. The United States defense budget has begun to stabilize and even increase in real dollars over the last several years. A major portion of ATP's DOD business is expected to be funded by the procurement and research, development, test and evaluation segments of the defense budget. Procurement and research, development, test and evaluation funding has been significantly reduced over the last decade but is expected to remain relatively stable or grow slightly over the next decade. A significant portion of ATP's DOD business is also expected to be funded by the operations and maintenance portion of the DOD budget, which has declined less than the other segments. A further significant decline or reallocation of the procurement, research, development, test and evaluation or operations and maintenance segments of the DOD budget could materially and adversely affect ATP's sales and earnings. The loss or significant curtailment of ATP's material United States defense contracts would also materially and adversely affect ATP's future sales and earnings.

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

YEAR 2000 ISSUES

   ATP is currently in the process of evaluating its computer hardware and software systems to ensure such programs and systems will be able to process transactions in the year 2000 ("Y2K"). ATP is also currently identifying other equipment which contains embedded electronics that may render the equipment inoperable in the year 2000 and is evaluating the plans of its material suppliers and vendors to become Y2K compliant. ATP has organized its efforts to prepare for Y2K problems under a plan that involves four steps: assessment, modification, testing and implementation. Each division has a core of full-time individuals who have been assigned specific Y2K responsibilities, in addition to their regular assignments. The Y2K readiness project is a company-wide effort and is monitored centrally.

   ATP has completed the assessment phase under its plan. ATP anticipates that it will complete the modification, testing and implementation phases by the end of 1999. ATP anticipates that it will be Y2K compliant by the end of 1999 with respect to internal information technology ("IT") and non-IT systems that are critical to its operations. ATP is currently evaluating the time table upon which all other IT and non-IT systems can be made Y2K compliant and will target a date when the evaluation is complete. However, ATP does not currently anticipate any material adverse effect on its business operations, products or financial prospects as a result of the Y2K problem.

   Although it is not possible to accurately estimate the costs of this information systems analysis, at this time ATP expects that such costs will not be material to its financial position or results of operations. There can be no assurance, however, that ATP, its suppliers and vendors or their respective software vendors will complete all modifications to all material IT systems and non-IT systems in a timely manner, or as to the costs associated with ATP becoming Y2K compliant, or the costs of the failure of any of ATP's vendors failing to become Y2K compliant.

   Some of the possible consequences of non-compliance by ATP or significant third parties include, among other things, temporary plant closings, delays in the receipt and delivery of raw materials and products, invoice and collection errors, and obsolescence of inventory. Given this risk, ATP intends to develop contingency plans to mitigate possible disruption in business operations that may result from Y2K related interruptions. Contingency plans may include increasing safety stocks of raw materials, securing alternative suppliers or other appropriate measures.

   ATP's Year 2000 activities are an ongoing process and the estimates of costs and completion dates for various activities described above are subject to change.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to changes in interest rates primarily relating to it's $50 million credit facility. However, the carrying value of borrowings under the credit facility generally approximate fair value due to the variable rate nature of such borrowings. At December 31,1998, the Company had $44.4 million outstanding under the credit facility at a weighted-average interest rate of 7.58%.

   The Company has not entered into transactions which subject it to material foreign currency transaction gains and losses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Advanced Technical Products, Inc.

   We have audited the accompanying consolidated balance sheets of Advanced Technical Products, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technical Products, Inc. and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG LLP

Atlanta, Georgia
February 19, 1999 except
as to Note 7, which is
as of March 24, 1999

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders of
TPG Holdings, Inc.

   We have audited the accompanying consolidated balance sheets of TPG HOLDINGS, INC. (a Delaware Corporation) AND SUBSIDIARIES as of December 31, 1996 and the related consolidated statements of income and cash flows for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TPG Holdings, Inc. and Subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Chicago, Illinois
March 14, 1997

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                     ASSETS                                                                                   1998           1997
                                                                                                            ---------      --------
CURRENT ASSETS:
    Cash and cash equivalents .........................................................................     $   2,030      $    494
    Accounts receivable (net of allowance for doubtful accounts of $722 in 1998 and
        $449 in 1997) .................................................................................        26,053        23,417
    Inventories and costs relating to long-term contracts and programs in
        process, net of progress payments .............................................................        40,635        34,633
    Prepaid expenses ..................................................................................         1,054           923
    Deferred income taxes .............................................................................         2,570           961
                                                                                                            ---------      --------
                        Total current assets ..........................................................        72,342        60,428
                                                                                                            ---------      --------
PROPERTY, PLANT AND EQUIPMENT:
    Land ..............................................................................................           655           655
    Buildings and improvements ........................................................................         7,037         2,596
    Machinery and equipment ...........................................................................        26,299        20,333
    Construction in progress ..........................................................................         3,453         2,125
    Less-Accumulated depreciation .....................................................................       (11,516)       (8,150)
                                                                                                            ---------      --------
                        Net property, plant and equipment .............................................        25,928        17,559
                                                                                                            ---------      --------

DEFERRED INCOME TAXES .................................................................................          --              62

OTHER ASSETS ..........................................................................................         8,606         7,635
                                                                                                            =========      ========
                        Total assets ..................................................................     $ 106,876      $ 85,684
                                                                                                            =========      ========


      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ..................................................................................     $  12,665      $ 12,003
    Accrued expenses ..................................................................................         7,626         7,637
    Current portion of capital lease obligations ......................................................           294           150
    Short-term debt ...................................................................................        28,767        19,430
                                                                                                            ---------      --------
                        Total current liabilities .....................................................        49,352        39,220

LONG-TERM LIABILITIES:
    Long-term debt ....................................................................................        20,703        16,678
    Capital lease obligations, net of current portion .................................................         1,483           325
    Deferred income taxes .............................................................................           194          --
    Other liabilities .................................................................................         2,347         1,967
                                                                                                            ---------      --------
                        Total liabilities .............................................................        74,079        58,190

Mandatorily redeemable preferred stock, 8% cumulative, redeemable, $1.00 par value,
    1,000,000 shares authorized, issued and outstanding in 1998 and 1997  .............................         1,000         1,000

SHAREHOLDERS' EQUITY:
    Preferred stock, undesignated, 1,000,000 shares authorized, no shares issued and outstanding ......          --            --
    Common stock, $.01 par value, 30,000,000 shares authorized, 5,240,188 shares in 1998 and
        5,220,052 shares in 1997, issued and outstanding ..............................................            52            52
    Additional paid-in capital ........................................................................        16,522        16,506
    Retained earnings .................................................................................        15,983        10,376
    Notes receivable from officers ....................................................................          (135)         (135)
    Accumulated other comprehensive income - additional minimum pension liability .....................          (625)         (305)
                                                                                                            ---------      --------
                        Total shareholders' equity ....................................................        31,797        26,494
                                                                                                            ---------      --------
                        Total liabilities and shareholders' equity ....................................     $ 106,876      $ 85,684
                                                                                                            =========      ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           1998            1997             1996
                                                                                        ----------      ----------      -----------
Revenues .........................................................................      $  165,074      $  119,433      $   126,534

Cost of revenues .................................................................         126,678          91,312           94,365

General and administrative expenses ..............................................          25,570          19,006           21,758
                                                                                        ----------      ----------      -----------
          Operating income .......................................................          12,826           9,115           10,411
Interest expense .................................................................           3,579           2,273            2,377
                                                                                        ----------      ----------      -----------
          Income before income taxes and extraordinary item ......................           9,247           6,842            8,034

Income taxes .....................................................................           3,560           2,634            3,093
                                                                                        ----------      ----------      -----------
          Income before extraordinary item .......................................           5,687           4,208            4,941

Extraordinary loss from debt refinancing, net of income taxes of $418 ............            --              --                667
                                                                                        ----------      ----------      -----------
          Net income .............................................................      $    5,687      $    4,208      $     4,274
                                                                                        ----------      ----------      -----------
Basic earnings per share:
          Income before extraordinary item .......................................      $     1.06      $     0.99      $      1.23
          Extraordinary item, net ................................................            --              --              (0.17)
                                                                                        ----------      ----------      -----------
                  Net income .....................................................      $     1.06      $     0.99      $      1.06
                                                                                        ----------      ----------      -----------
Diluted earnings per share:
          Income before extraordinary item .......................................      $     1.01      $     0.95      $      1.20
          Extraordinary item, net ................................................            --              --              (0.17)
                                                                                        ==========      ==========      ===========
                  Net income .....................................................      $     1.01      $     0.95      $      1.03
                                                                                        ==========      ==========      ===========
          Weighted average number of common and common equivalent shares outstanding:

                  Basic ..........................................................       5,270,520       4,157,111        3,943,830
                                                                                        ==========      ==========      ===========
                  Diluted ........................................................       5,526,130       4,362,035        4,058,830
                                                                                        ==========      ==========      ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN THOUSANDS)

                                                  1998        1997        1996
                                                -------     -------     -------

Net income .................................    $ 5,687     $ 4,208     $ 4,274
Other comprehensive income(loss) -
      minimum pension liability adjustment..       (320)       (210)        (95)
                                                -------     -------     -------
Comprehensive income .......................    $ 5,367     $ 3,998     $ 4,179
                                                =======     =======     =======

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN THOUSANDS)

                                                                                                1998          1997           1996
                                                                                              --------       -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .........................................................................      $  5,687       $ 4,208       $  4,274
    Adjustments to reconcile net income to net cash provided by (used in)
        operating activities-
              Depreciation and amortization ............................................         3,728         1,512            646
              Loss on fixed asset disposal .............................................          --              33           --
              Deferred income taxes, net ...............................................           (17)         (523)          (836)
              Increase in accounts receivable ..........................................        (1,205)       (2,193)        (2,273)
              Increase in inventories ..................................................        (5,526)       (9,350)          (986)
              (Increase) decrease in prepaid expenses ..................................          (121)          508            (92)
              Increase (decrease) in accounts payable ..................................          (261)        5,736         (1,492)
              Increase (decrease) in accrued expenses ..................................           344          (305)           999
              Increase in other noncurrent assets ......................................           (99)         (119)           (55)
                                                                                              --------       -------       --------
                      Net cash provided by (used in) operating activities ..............         2,530          (493)           185
                                                                                              --------       -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
              Capital expenditures .....................................................        (9,784)       (1,785)        (1,755)
              Cash payments for businesses acquired, net of cash acquired ..............        (2,907)       (1,187)        (1,000)
                                                                                              --------       -------       --------
                      Net cash used in investing activities ............................       (12,691)       (2,972)        (2,755)
                                                                                              --------       -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds of borrowings ...................................................        20,116         5,139         21,624
              Repayments of borrowings .................................................        (8,084)       (2,102)       (19,078)
              Proceeds from exercise of stock options and warrants .....................            16          --             --
              Cash dividends paid ......................................................           (40)         (120)           (93)
              Payments under capital lease obligations .................................          (311)          (17)          --
                                                                                              --------       -------       --------
                      Net cash provided by financing activities ........................        11,697         2,900          2,453
                                                                                              --------       -------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................         1,536          (565)          (117)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................................           494         1,059          1,176
                                                                                              --------       -------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR .................................................      $  2,030       $   494       $  1,059
                                                                                              ========       =======       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              Cash paid for interest ...................................................      $  3,635       $ 2,109       $  2,567
              Cash paid for income taxes ...............................................      $  3,776       $ 1,259       $  3,043

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        ADVANCED TECHNICAL PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


1.  SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION
            The consolidated financial statements include the accounts of Advanced Technical Products, Inc. (the "Company" or "ATP") and its subsidiaries, all of which are 100% owned. The Company is incorporated in the state of Delaware, with corporate headquarters located in Roswell, Georgia. Principal manufacturing operations are located in Marion, Virginia; Lincoln, Nebraska; Deland, Florida; Belcamp and Edgewood, Maryland; Glen Cove, New York and Anglet, France. The Company's subsidiaries include: Technical Products Group, Inc., Alcore, Inc., Marion Properties, Inc., Lincoln Properties, Inc., Deland Properties, Inc., and Alcore Brigantine. All significant intercompany transactions and balances have been eliminated.


      REVENUE RECOGNITION
            Revenues and anticipated profits under long-term fixed price production contracts are recorded on a percentage of completion method, principally using units-of- delivery as the measurement basis for effort accomplished. Delivery of units are generally made upon acceptance by the customer in accordance with contract terms.

            Revenues under certain long-term fixed price contracts which require a significant amount of development effort in relation to total contract value are recorded based on the accomplishment of milestones as specified by contract terms. Revenues under cost reimbursable type contracts are recorded as costs are incurred.

            Amounts representing contract change orders or claims are included in estimates of future contract revenues used for preparing estimates of contract profitability at completion only when realization is probable and amounts can be reasonably estimated. At December 31, 1998, the amount included in estimates of future contract revenues for outstanding claims which had not been finalized was approximately $4.0 million. Outstanding claim amounts were not material as of December 31, 1997.

            Estimated losses on contracts are recorded in full when identified.

      CASH AND CASH EQUIVALENTS
            Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less.


      RESEARCH AND DEVELOPMENT COSTS
            Company-sponsored research and development costs are reported as part of general and administrative expenses. Revenues and costs incurred in connection with customer-sponsored research and development contracts are accounted for as contract revenues and costs.


      INVENTORIES
            Inventories are valued at the lower of first-in, first-out (FIFO) cost or market (net realizable value). Inventory cost includes material, labor and manufacturing overhead. Customer progress payments received on long-term contracts are recorded as an offset to related inventory balances.


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


      FAIR VALUE OF FINANCIAL INSTRUMENTS
            The fair value of the Company's debt is estimated based upon the cash flows discounted using the interest rates available to the Company for debt with similar terms and remaining maturities. The carrying value of the Company's debt approximates fair value due to the variable rate nature of the borrowings and/or the short maturity of the borrowings. The carrying value of all other financial instruments approximates fair value due to the short-term nature of such instruments.

      PROPERTY, PLANT AND EQUIPMENT
            Property additions are recorded at cost. The costs of maintenance and repairs are charged to operating results as incurred. Depreciation is charged against operations over three to ten years for machinery and equipment and seven to forty years for buildings and improvements. Improvements to leased property are amortized over the life of the lease or the estimated life of the improvement, whichever is shorter. Straight-line and accelerated methods of depreciation are used for financial reporting and accelerated methods are used for tax purposes where permitted. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 is $3,375,000, $1,415,000 and $569,000, respectively.


      EARNINGS PER SHARE
            Basic earnings per share is computed by dividing net earnings available for common shares by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings available for common shares by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method and (3) the dilutive effect of other potentially dilutive securities.


      STOCK OPTIONS
            On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, Statement 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of Statement 123.

      INCOME TAXES
            Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


      GOODWILL
            Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on the straight-line basis over the estimated useful life, but not in excess of 40 years. The Company evaluates the possible impairment of goodwill at each reporting period based on the undiscounted projected cash flows of the applicable business units.


      LONG-LIVED ASSETS
            In accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During 1998 and 1997, no such impairment losses have been identified by the Company.

      COMPREHENSIVE INCOME
            Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which requires the reporting of other comprehensive income in addition to net income from operations. Other comprehensive income for the Company consists of changes to its additional minimum pension liability. The Company has presented separate Consolidated Statements of Comprehensive Income to conform to the requirements of Statement 130.

2.  ACQUISITIONS

      The Company was formed on October 31, 1997 when TPG Holdings, Inc. ("TPG") merged with Lunn Industries, Inc. ("Lunn"), forming Advanced Technical Products, Inc. Former TPG and Lunn common shareholders received 8.3028 and
      0.1 shares of ATP stock respectively, in exchange for each share of the former companies' stock. The merger agreement specified that 50% of the common stock to be delivered to each former TPG common shareholder would be held in escrow subject to cancellation pending the results of TPG's 1997 operations versus net income targets designated in the agreement. TPG's 1997 net income exceeded the maximum target, and all of the escrowed shares were released to the former TPG shareholders in April 1998.

      The merger was accounted for as a purchase of Lunn assets by TPG. The recorded purchase price of $17,582,000 consisted of (1) $14,358,000, the market value of Lunn's outstanding stock at the time the intent to merge was announced, (2) $1,200,000, the estimated value of Lunn's stock options and warrants outstanding as of the merger valuation date and (3) $2,024,000 direct merger costs incurred. As a result of the transaction, the Company recorded $5,124,000 of goodwill as of December 31, 1997, which is being amortized using the straight-line method over 40 years. As discussed in Note 13, such amount was reduced in 1998 due to the elimination of the valuation allowance for deferred tax assets which had been recorded at the date of the acquisition.

      The operating results of Lunn have been included in the Company's consolidated financial statements since the date of the acquisition. The following table presents unaudited pro forma consolidated operating results for the Company for the year ended December 31, 1997 as if the Lunn acquisition had occurred as of January 1, 1997 (in thousands, except per share amounts):

                  Net revenues .........................            $   138,958
                  Net income ...........................                  5,090
                  Earnings per share - basic ...........                   0.96
                  Earnings per share - diluted .........                   0.91

      The unaudited pro forma consolidated operating results of the Company are not necessarily indicative of the operating results that would have been achieved had the merger been consummated at the beginning of the period presented, and should not be construed as representative of future operating results.

      On May 29, 1998, the Company acquired all of the capital stock of Brigantine SA, a manufacturer of honeycomb products and engineered panels located in France. The acquired company, renamed Alcore Brigantine, operates as a subsidiary of Alcore, Inc., a division of the Company. The acquisition is expected to expand the Company's access to the European aerospace and commercial markets. The acquisition was accounted for as a purchase and the total purchase price of $3,329,000 consisted of (1) $2,502,000, cash paid to the seller, (2) $500,000 in deferred payments evidenced by a note payable and (3) $327,000, direct transaction costs. As a result of the transaction, the Company recorded $2,307,000 of goodwill, which is being amortized using the straight-line method over 40 years. The Company's consolidated financial statements include the operating results for Alcore Brigantine since the date of the acquisition. The pro forma results of operations for 1998 and 1997, assuming the acquisition had been made at the beginning of each year, would not be materially different from reported results.

      The assets and liabilities of the acquired companies have been recorded in the Company's consolidated financial statements at their estimated fair values at the acquisition dates as follows (in thousands):

                                                          ALCORE
                                                        BRIGANTINE       LUNN
                                                        -----------    --------
            Cash ....................................     $   317      $   --
            Accounts receivable .....................       1,431         4,076
            Inventories .............................         476         4,879
            Prepaid and other assets ................          10           681
            Property, plant and equipment ...........       1,542        12,683
            Other assets ............................         195           644
            Current liabilities .....................        (923)       (7,007)
            Capital lease obligations................      (1,196)         --
            Long-term debt ..........................        (830)       (3,498)
                                                          -------      --------
                  Total .............................     $ 1,022      $ 12,458
                                                          =======      ========



3.  NATURE OF BUSINESS AND CUSTOMER CONCENTRATION

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

      Sales to the U.S. government on a prime or sub-contract basis during 1998, 1997 and 1996 were approximately 61%, 71% and 81%, respectively. More than 95% of sales were on a fixed-price basis for all periods reported.

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

4.   SEGMENT REPORTING

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes revised standards for the manner in which public business enterprises report information about operating segments. The Company has restated its segment disclosure for periods reported prior to 1998 to conform to Statement No. 131.

      The Company identifies its reportable segments based on similarities between economic characteristics, customers, products, services and regulatory environment. The Company's operations include one reportable business segment: Aerospace / Defense. All other operating segments have not met the quantitative thresholds for determining reportable segments. A description and financial data for the segments are summarized below:

      AEROSPACE / DEFENSE
      The Aerospace / Defense markets served by the Company primarily consist of the United States government, which the Company sells to on a prime and subcontract basis, and the commercial aerospace market. The Company designs, develops and manufactures a wide range of advanced composite products, advanced electronic and electro-optical components and other integrated defense systems for this market segment. This reportable segment consists of five operating segments which have been aggregated for segment reporting purposes.

      OTHER
      The remainder of the Company's business consists of four operating segments which have not met the quantitative thresholds for determining reportable segments. One of the segments is involved in the design and manufacture of composite parts and components for the automotive, oil and gas and other commercial industries, including fuel tanks for natural gas vehicles, accumulator bottles, flexible drill pipe and other products. Two of the segments produce aluminum and composite honeycomb core for commercial markets (excluding aerospace). In addition, one segment manufactures electrical power switching products for specialty vehicles including recreational vehicles, motor homes, conversion vans, over-the-road trucks and leisure boats.

      Selected financial data by business segment as of and for the years ended
December 31, 1998, 1997 and 1996 follows (in thousands):

                                                1998           1997            1996
                                            ------------    ------------    ------------
Net revenues
    Aerospace / Defense:
          -from external customers ......   $    136,881    $     99,637    $    110,847
          -intersegment revenues ........            645            --              --
    Other operating segments:
          -from external customers ......         28,193          19,796          15,687
          -intersegment revenues ........           --              --              --
    Elimination of intersegment revenues            (645)           --              --
                                            ------------    ------------    ------------
          Total .........................   $    165,074    $    119,433    $    126,534
                                            ============    ============    ============
Operating income (loss)
    Aerospace / Defense .................   $     14,308    $     10,342    $     14,311
    Other operating segments ............          1,607             300            (423)
    Corporate ...........................         (3,089)         (1,527)         (3,477)
                                            ============    ============    ============
          Total .........................   $     12,826    $      9,115    $     10,411
                                            ============    ============    ============
Identifiable assets
    Aerospace / Defense .................   $     85,397    $     65,540    $     35,572
    Other operating segments ............         16,867          16,974           8,073
    Corporate ...........................          4,612           3,170           1,078
                                            ------------    ------------    ------------
          Total .........................   $    106,876    $     85,684    $     44,723
                                            ============    ============    ============
Capital expenditures
    Aerospace / Defense .................   $      7,798    $      1,569    $        955
    Other operating segments ............          1,955             210             752
    Corporate ...........................             31               6              48
                                            ------------    ------------    ------------
          Total .........................   $      9,784    $      1,785    $      1,755
                                            ============    ============    ============
Depreciation and amortization
    Aerospace / Defense .................   $      3,126    $      1,149    $        466
    Other operating segments ............            584             345             158
    Corporate ...........................             18              18              22
                                            ------------    ------------    ------------
          Total .........................   $      3,728    $      1,512    $        646
                                            ============    ============    ============

      The following table represents the locale of revenues and long-lived assets as of and for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                    EXTERNAL REVENUES             LONG-LIVED ASSETS
                             ------------------------------   --------------------------
                               1998       1997       1996      1998      1997      1996
                             --------   --------   --------   -------   -------   ------
      United States ......   $142,327   $110,898   $119,189   $30,619   $25,194   $4,587
      Foreign countries ..     22,747      8,535      7,345     3,915      --       --
                             --------   --------   --------   -------   -------   ------
            Total ........   $165,074   $119,433   $126,534   $34,534   $25,194   $4,587
                             ========   ========   ========   =======   =======   ======

      MAJOR CUSTOMER INFORMATION
      Sales to the U. S. government under prime contracts totaled approximately 16%, 31% and 45% of total Company sales for 1998, 1997 and 1996, respectively. Approximately 14% of 1998 total sales were to The Boeing Company, and approximately 17% of 1997 sales were to Lockheed Martin Corporation. No other customers comprised 10% or more of total sales for the periods reported. All major customer sales reported were included as part of the Aerospace / Defense business segment.

5.   INVENTORIES

      Inventories at December 31, 1998 and 1997 consisted of the following (in thousands):

                                                     1998                1997
                                                   --------            --------
                  Finished goods .......           $    956            $  1,236
                  Work in process ......             26,113              18,035
                  Raw materials ........             24,860              24,297
                  Progress payments ....            (11,294)             (8,935)
                                                   --------            --------
                                                   $ 40,635            $ 34,633
                                                   ========            ========


6.    LEASES
      The Company has various lease agreements for offices, factories and certain equipment. The longest lease obligation extends to 2013. Most leases contain renewal options and some contain purchase options. No leases contain restrictions on the Company's activities concerning dividends, further leasing or additional debt.

      The Company is obligated under various capital leases for certain buildings, machinery and equipment that expire at various dates through 2013. The gross amount of buildings, machinery and equipment and related accumulated amortization recorded under capital leases as of December 31, 1998 and 1997 were as follows (in thousands):

                                                           1998           1997
                                                         -------          -----
                       Buildings ...............         $ 1,167          $ --
                       Machinery and equipment .           1,147            729
                       Less accumulated amortization        (242)          (140)
                                                         -------          -----
                          Net capital lease asset        $ 2,072          $ 589
                                                         =======          =====

      Rent expense for the years ended December 31, 1998, 1997 and 1996 consisted of the following (in thousands):

                                          1998            1997            1996
                                        -------         -------         -------
                 Basic expense .        $ 2,036         $ 1,194         $ 1,085
                 Sublease income           (253)           (250)           (250)
                                        -------         -------         -------
                 Rent expense, net      $ 1,783         $   944         $   835
                                        =======         =======         =======

      Future minimum rental payments at December 31, 1998, under agreements classified as operating leases with noncancelable terms in excess of one year, and the present value of future minimum capital lease payments are as follows (in thousands):

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
           Year ending December 31:
           1999 .........................................   $   358    $   1,607
           2000 .........................................       313          905
           2001 .........................................       274          790
           2002 .........................................       236          752
           2003 .........................................       147          640
           Beyond 2003 ..................................       997        2,566
                                                            -------    ---------
           Total minimum lease payments .................     2,325    $   7,260
                                                                       =========
           Less amounts representing interest
            (at rates ranging from 4.6% to 18.2%) .......      (548)
                                                            -------
           Net principal portion ........................     1,777
           Less portion due within one year .............      (294)
                                                            -------
           Long-term portion ............................   $ 1,483
                                                            =======

      During the first quarter of 1998, the Company entered into a ten year lease agreement for a facility located at Edgewood, Maryland ("Edgewood"), into which the existing Jessup, Maryland operation is being moved. It is anticipated that the Edgewood facility will provide increased production capability to facilitate future business expansion. The schedule of operating lease obligations includes the new lease commitment. The schedule does not include the remaining seven years and three months on the lease agreement for the Company's Jessup facility. This lease obligation totals approximately $2,161,000 over the seven year, three month period. The Company plans to sublease the Jessup facility and anticipates that the sublease income will offset the lease obligation resulting in no significant net expense to be recognized in future reporting periods.

7.    DEBT
      Short-term debt of the Company at December 31 consisted of the following (in thousands):

                                                            1998           1997
                                                          -------        -------
            Revolving loans ......................        $24,845        $17,367
            Current maturities of long-term debt .          3,922          2,063
                                                          -------        -------
                         Total ...................        $28,767        $19,430
                                                          =======        =======

      Long-term debt of the Company at December 31 consisted of the following (in thousands):

                                                             1998         1997
                                                            -------      -------
            Term loans ...............................      $16,714      $12,500
            Equipment loans ..........................        2,819         --
            Deferred obligations .....................          500        3,000
            Bonds payable ............................        2,400        2,473
            Other long-term debt .....................        2,192          768
                                                            -------      -------
                  Total long-term debt ...............       24,625       18,741
            Less current portion .....................        3,922        2,063
                                                            -------      -------
                  Long-term debt, net of current portion    $20,703      $16,678
                                                            =======      =======

      Scheduled maturities of long-term debt are as follows (in thousands):


            1999 ......................................                  $ 3,922
            2000 ......................................                   17,093
            2001 ......................................                      715
            2002 ......................................                      546
            2003 ......................................                      551
            Thereafter ................................                    1,798
                                                                         -------
                  Total ...............................                  $24,625
                                                                         =======

      REVOLVING, TERM AND EQUIPMENT LOANS
      In March 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The financing agreement was amended in June 1998 to increase the capital expenditure facility from $3.0 million to $5.0 million. The Company's current credit facility totals $50.0 million consisting of (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) an $18.0 million term loan and (3) $5.0 million capital expenditure facility. In connection with the refinancing, proceeds from the new loans were used in March 1998 to retire the deferred obligation of $3.0 million which existed at December 31, 1997. As of December 31, 1998, the Company had approximately $4.2 million of unused borrowing availability on the total credit facility.

      On March 28, 1998 and September 30, 1998, the Company borrowed funds on its capital expenditure facility resulting in equipment loans in the amount of $700,000 and $2,300,000, respectively. Equipment loan principal payments are made monthly based on a five-year amortization period. No equipment loans existed as of December 31, 1997.

      The revolving, term and equipment loans are secured by collateral consisting of substantially all of the Company's assets including inventory, equipment, receivables, general intangibles, investment property and real property. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.25% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 2.75% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan fixed at prime plus 0.25% and the term and equipment loans fixed at prime plus 0.50%. The weighted average interest rates in effect at December 31, 1998 for the revolving, term and equipment loans were 7.42%, 7.76% and 7.94%, respectively. Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. The initial term of the credit facility extends to December 31, 2000.

      Under terms of two separate revolving loan agreements outstanding at December 31, 1997, the Company could borrow up to $23.0 million on a combined basis against the Company's eligible receivables, inventories and equipment. Amounts borrowed on one line of credit (up to $17.0 million) carried interest at an annual rate of 0.50% above the lender's prime rate or, at the Company's option, 2.75% above LIBOR. The other line of credit ($6.0 million) was available at an annual interest rate of LIBOR plus 2.5%, with the first $3.0 million covered by an interest rate swap agreement which fixed the interest rate at 8.65% to protect against the risk of an increase in the LIBOR rate. At December 31, 1997, the Company's various revolving loan balances (and annual interest rates in effect) were as follows: $6,351,000 (9.0%), $6,000,000 (8.6563%), $3,000,000 (8.65%)
      and $2,016,000 (8.2187%).

      On December 27, 1996, the Company refinanced its revolving and term loans with a different bank. The Company recorded an after-tax extraordinary loss of $667,000 ($1.085 million pre-tax) during 1996 related to prepayment fees, closing costs, origination fees and legal costs. Under the term loan provisions of the new agreement, the Company borrowed $14.0 million on December 27, 1996, at an annual interest rate of .75% above prime. The interest rate on all or a portion of the term loan was convertible, at the Company's option, to 3.0% above LIBOR. Principal payments totaled $500,000 per quarter beginning April 1, 1997. At December 31, 1997, the term loan principal balance totaled $12.5 million, $12.0 million of which carried LIBOR-based interest at an annual rate of 8.9063% and $500,000 of which carried prime-based interest at 9.25%.

      The Company is subject to several financial and nonfinancial covenants under the $50.0 million credit facility. At December 31, 1998, the Company was in violation of certain financial covenants. Such violations were cured as a result of an agreement amendment dated March 24, 1999.

      DEFERRED OBLIGATIONS
      The deferred obligation of $500,000 at December 31, 1998 was incurred in connection with the Brigantine SA acquisition (See Note 2) on May 29, 1998. The obligation, which bears no interest, is payable in three equal annual installments beginning May 29, 1999. The deferred obligation of $3,000,000 at December 31, 1997 was payable to Brunswick in connection with the acquisition of businesses in 1995. The obligation was payable on April 28, 2001, with interest of 8.0% per annum payable annually, according to the original terms of the acquisition agreement. The obligation was paid in full in March 1998.

      BONDS PAYABLE AND OTHER DEBT
      Bonds payable result from a financing agreement with the State of Maryland dated May 14, 1997 to provide $2.6 million in 15 year tax-exempt industrial development bonds bearing interest at a variable rate adjusted weekly to finance the purchase of the Belcamp, Maryland honeycomb manufacturing facility and an adjacent 3.2 acre parcel of land. The Company has entered into an interest rate hedge agreement with a financial institution to fix the interest rate on the tax exempt bonds at 5.07% through the year 2012.

      On July 7, 1997, in conjunction with the tax exempt bond financing, the Company entered into a ten-year $810,000 Maryland Industrial and Commercial Redevelopment Fund loan agreement with interest set at a fixed rate of 5.1% annually, plus a five-year $60,000 loan from Harford County, Maryland with interest set at a fixed rate of 5.5%. The unpaid balance of these loans are reported as other long-term debt and totaled $773,000 and $768,000 at December 31, 1998 and 1997, respectively.

      The remainder of other long-term debt as of December 31, 1998 totals $1,419,000 and consists of several loans of the Company's French subsidiary, Alcore Brigantine. The weighted average interest rates on the loans at December 31, 1998 was approximately 4.76%, and the remaining duration ranged from two to nine years.


8.  RETIREMENT AND EMPLOYEE BENEFIT COSTS

      DEFINED CONTRIBUTION PLANS

      The Company has retirement and savings plans for substantially all of the Company's employees which allow participants to make contributions up to 15% of their base pay via payroll deductions pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary matching contributions. The Company's match for the 1998 plan year was 50% of each participant's pretax contributions, limited to 4% of their salary. The cost of the employer match for 1998, 1997 and 1996 was $630,000, $159,000 and $195,000, respectively.

      Union employees at the Glen Cove, New York facility are covered by a defined contribution retirement plan, the cost of which was $33,000 for 1998 and $5,000 for 1997 (post-merger period, only).

      DEFINED BENEFITS PLANS

      The majority of hourly union employees of the Company, other than those at the Glen Cove, New York facility, are covered by defined benefit pension plans with benefits generally based on negotiated rates and years of service. The Company's funding policy is to contribute annually the minimum required amount determined by its actuaries.

      The change in benefit obligation, change in plan assets and funded status of the defined benefit plans for 1998 and 1997 is summarized as follows (in thousands):

                                                          1998            1997
                                                        -------         -------
           CHANGE IN BENEFIT OBLIGATION:
            Balance at beginning of year .......        $ 2,001         $   550
            Service cost .......................            233             276
            Interest cost ......................            180              74
            Plan amendments ....................           --               950
            Actuarial loss .....................            460             207
            Benefits paid ......................            (71)            (56)
                                                        -------         -------
            Balance at end of year .............        $ 2,803         $ 2,001
                                                        =======         =======
           CHANGE IN PLAN ASSETS:
            Balance at beginning of year .......        $   587         $   104
            Actual return on plan assets .......            129             (34)
            Employer contributions .............            541             573
            Benefits paid ......................            (71)            (56)
                                                        -------         -------
                  Balance at end of year .......        $ 1,186         $   587
                                                        =======         =======
           FUNDED STATUS:
            Funded status at end of year .......        $(1,617)        $(1,414)
            Unrecognized net actuarial loss ....            626             305
            Unrecognized prior service cost ....            956             987
                                                        -------         -------
            Accrued benefit cost ...............        $   (35)        $  (122)
                                                        =======         =======

      The amounts recognized in the Consolidated Balance Sheets at December 31, 1998 and 1997 consist of (in thousands):

                                                           1998           1997
                                                         -------        -------
          Prepaid benefit cost ...................       $    11        $  --
          Accrued benefit cost ...................           (44)          (122)
          Additional minimum liability ...........        (1,583)        (1,292)
          Intangible asset .......................           956            987
          Accumulated other comprehensive income .           625            305
                                                         -------        -------
          Accrued benefit cost ...................       $   (35)       $  (122)
                                                         =======        =======

      The net periodic benefit cost of the defined benefit plans for the years ended December 31, 1998, 1997 and 1996 by components was as follows (in thousands):


                                                     1998        1997       1996
                                                    -----       -----       ----
          Service cost .......................      $ 233       $ 276       $293
          Interest cost ......................        180          74         37
          Expected return on plan assets .....        (65)        (24)       --
          Amortization of prior service cost .         82           3        --
          Amortization of actuarial loss .....         24          15          2
                                                    -----       -----       ----
            Net periodic benefit cost ........      $ 454       $ 344       $332
                                                    =====       =====       ====

      Assumptions used to measure the projected benefit obligation and the expected long-term rate of return on plan assets as of December 31 were as follows:

                                                  1998        1997        1996
                                                -------     -------     -------
           Discount rate ...................       6.75%       7.25%       7.25%
           Expected return on plan assets ..       8.00%       8.00%       8.00%

      The Company does not have any significant postemployment or postretirement medical or life insurance plans.


9.   SHAREHOLDERS' EQUITY

      The activity in the equity accounts for the period January 1, 1996, through December 31, 1998, is summarized as follows (in thousands):

                                                                                                NOTES       ACCUMULATED
                                             COMMON STOCK         ADDITIONAL                  RECEIVABLE    OTHER COM-
                                          --------------------      PAID-IN        RETAINED      FROM       PREHENSIVE
                                           SHARES      AMOUNT       CAPITAL        EARNINGS    OFFICERS        INCOME       TOTAL
                                          --------    --------    -----------   -----------   -----------   -----------    --------
Balance, January 1, 1996 ..............          1    $      1    $       999   $     2,054   $      (135)  $      --      $  2,919

Common stock split (475-to-1) .........        474         474           (474)         --            --            --          --
Par value adjustment (common) .........       --          (470)           470          --            --            --          --
Net income ............................       --          --             --           4,274          --            --         4,274
Preferred dividends declared ..........       --          --             --             (80)         --            --           (80)
Additional minimum pension liability ..       --          --             --            --            --             (95)        (95)
                                          --------    --------    -----------   -----------   -----------   -----------    --------
Balance, December 31, 1996 ............        475           5            995         6,248          (135)          (95)      7,018

Merger transactions:
  Retirement of TPG stock .............       (475)         (5)          --            --            --            --            (5)
  Conversion of TPG stock to ATP stock       3,944          39           --            --            --            --            39
  Conversion of Lunn stock to ATP stock      1,276          13           --            --            --            --            13
  Purchase accounting adjustment for
      acquisition of Lunn .............       --          --           15,511          --            --            --        15,511
Net income ............................       --          --             --           4,208          --            --         4,208
Preferred dividends declared ..........       --          --             --             (80)         --            --           (80)
Additional minimum pension liability ..       --          --             --            --            --            (210)       (210)
                                          --------    --------    -----------   -----------   -----------   -----------    --------
Balance, December 31, 1997 ............      5,220          52         16,506        10,376          (135)         (305)     26,494

Exercise of stock options and warrants.         20        --               16          --            --            --            16
Net income ............................       --          --             --           5,687          --            --         5,687
Preferred dividends declared ..........       --          --             --             (80)         --            --           (80)
Additional minimum pension liability ..       --          --             --            --            --            (320)       (320)
                                          --------    --------    -----------   -----------   -----------   -----------    --------
Balance, December 31, 1998 ............      5,240    $     52    $    16,522   $    15,983   $      (135)  $      (625)   $ 31,797
                                          ========    ========    ===========   ===========   ===========   ===========    ========

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

      On November 6, 1997, the Company adopted the Advanced Technical Products, Inc. Non-Employee Director Stock Option Plan, the terms of which are the same as the 1997 Plan, except that options are to be granted to only non-employee members of the Company's board of directors. Stock options for 100,000 shares of common stock are authorized under this plan. On November 6, 1997, 43,000 nonqualified stock options at an exercise price of $15.00 per share were granted under the plan. On May 14, 1998, an additional 6,000 nonqualified stock options at an exercise price of $14.25 per share were granted under the plan. The options vest at a rate of 33 1/3 % on each day preceding the annual meeting of the stockholders of the Company for the three years subsequent to the option grant.

      A summary of stock option transactions for 1998, 1997 and 1996 follows (pre-merger amounts have been restated to reflect amounts on a post-merger basis; shares are in thousands):

                                                                        WEIGHTED
                                                           STOCK        AVERAGE
                                                          OPTIONS       EXERCISE
                                                         OUTSTANDING     PRICE
                                                         -----------    --------
            At December 31, 1995 .....................        --        $    --
            Options granted ..........................       208            0.41
                                                            ----
            At December 31, 1996 .....................       208            0.41

            Options granted ..........................       216           15.00
            Options assumed in merger ................       115            7.39
            Options canceled .........................       (12)           0.41
                                                            ----
            At December 31, 1997 .....................       527            7.91

            Options granted ..........................         6           14.25
            Options exercised ........................       (19)           0.88
                                                            ----
            At December 31, 1998 .....................       514        $   8.24
                                                            ====        ========

      The following table summarizes information about stock options outstanding at December 31, 1998 (pre-merger amounts have been restated to reflect amounts on a post-merger basis; shares are in thousands):

                                                                           EXERCISABLE
                       NUMBER         WEIGHTED-      WEIGHTED-    -----------------------------
                      OF SHARES       AVERAGE        AVERAGE        NUMBER        WEIGHTED-
   RANGE OF            SUBJECT       REMAINING       EXERCISE         OF           AVERAGE
EXERCISE PRICES       TO OPTION         LIFE          PRICE         SHARES      EXERCISE PRICE
---------------      -----------     -----------    ----------    ----------    ---------------
$ 0.41 - $ 4.99          179          7.5 years       $ 0.41           65           $ 0.41
$ 5.00 - $10.00          109          4.4 years         7.22          109             7.22
$10.01 - $15.00          226          8.8 years        14.95           53            14.86


      The weighted average fair value of options granted in 1998, 1997 and 1996 was $8.00, $8.40 and $0.20 per share, respectively, as estimated using the Black Scholes option-pricing model with the following assumptions:


                                                          1998 and
                                                            1997         1996
                                                          --------     --------
                       Risk free interest rate .......        5.95%        6.82%
                       Expected dividend yield .......           0%           0%
                       Expected stock volatility .....          45%         100%
                       Expected option life ..........     7 years     10 years

      The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at grant date under the fair-value-based method in Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                               1998         1997         1996
                                             ---------    ---------    ---------
      Net income:
        As reported .....................    $   5,687    $   4,208    $   4,274
        Pro forma .......................        5,428        4,166        4,248

     Net income per share:
        As reported:
          Basic .........................    $    1.06    $    0.99    $    1.06
          Diluted .......................         1.01         0.95         1.03

        Pro forma:
          Basic .........................    $    1.01    $    0.98    $    1.06
          Diluted .......................         0.97         0.94         1.03



      STOCK WARRANTS

      The Company assumed obligations of outstanding Lunn stock warrants as of the merger on October 31, 1997. A summary of stock warrant transactions for 1998 and 1997 follows (pre-merger amounts have been restated to reflect amounts on a post-merger basis; shares are in thousands):


                                                                        WEIGHTED
                                                           STOCK        AVERAGE
                                                          OPTIONS       EXERCISE
                                                         OUTSTANDING     PRICE
                                                         -----------    --------
            At December 31, 1996 .....................        --        $  --
            Warrants assumed in merger ...............        66           6.85
                                                             ---
            At December 31, 1997 .....................        66           6.85

            Warrants exercised .......................        (2)          5.00
                                                             ---
            At December 31, 1998 .....................        64        $  6.91
                                                             ===        =======

      There were no stock warrant transactions during 1996.

      Certain warrant agreements contain anti-dilutive provisions providing for certain adjustments in the exercise price and the number of shares to be received upon exercise in the event of subsequent sales of stock by the Company below the initial warrant exercise price.

      EMPLOYEE STOCK PURCHASE PLAN
      On October 29, 1998, the Company adopted the 1998 Advanced Technical Products, Inc. Employee Stock Purchase Plan to encourage employees of the Company to maintain in its employ and to have an opportunity to acquire a proprietary interest in the Company. Under the plan, employees may elect payroll withholdings to acquire shares of the Company's common stock at a per share price reflecting fair market value at the beginning or end of each calendar quarter, whichever is lower. At December 31, 1998, 1,000,000 shares of common stock are authorized under the plan. The initial offering period under the plan was the two months ending December 31, 1998, and no shares were issued as of the end of 1998. The plan has not been approved by the stockholders of the Company as of December 31, 1998.


10.   MANDATORILY REDEEMABLE PREFERRED STOCK

      The preferred stock is 8% cumulative and redeemable with a $1.00 par value and 1,000,000 shares are authorized, issued and outstanding. In case of liquidation, the holders of preferred stock will be paid out of the assets of the Company in cash equal to $1.00 per share, plus any accumulated and unpaid dividends, before the common stockholders.

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


11.   RELATED-PARTY TRANSACTIONS

      At December 31, 1998 and 1997, certain officers of the Company have outstanding promissory notes in the aggregate amount of $134,865, which were issued to the Company as consideration for the paid-in capital in excess of par value for the shares of stock they own.

      Common shares of the Company owned by each employee have been pledged as collateral to secure the payment of the promissory notes. The notes carry an interest rate of the lesser of 8% and the highest rate permitted by applicable law. Principal and accrued interest payments are due in full upon maker's sale of any pledged stock or on April 28, 2001, if earlier. The notes may be repaid at any time at the option of the maker without penalty.

12.   TECHNOLOGICAL EXPENDITURES

      Technological expenditures, excluding reimbursed projects, for the years ended December 31, 1998, 1997 and 1996 consisted of the following (in thousands):

                                               1998          1997          1996
                                              ------        ------        ------
                  Research and development    $  864        $1,063        $1,213
                  Engineering and other          138           654         1,256
                                              ------        ------        ------
                       Total .........        $1,002        $1,717        $2,469
                                              ======        ======        ======

      The Company was also reimbursed $11.3 million, $3.9 million and $4.3 million under federally funded research and development contracts during the years ended December 31, 1998, 1997 and 1996, respectively.


13.  INCOME TAXES

      The combined provision for U.S. federal and state income taxes for the years ended December 31, 1998, 1997 and 1996 consisted of the following (in thousands):


                                              1998          1997          1996
                                            -------       -------       -------
            Current ..................      $ 3,577       $ 3,157       $ 3,511
            Deferred .................          (17)         (523)         (836)
                                            -------       -------       -------
            Total income tax provision      $ 3,560       $ 2,634       $ 2,675
                                            =======       =======       =======

      The federal statutory tax rate for the years ended December 31, 1998, 1997 and 1996 is reconciled to the effective tax rate as follows:

                                                  1998        1997        1996
                                                 ------      ------      ------

            Federal statutory rate .........       34.0%       34.0%       34.0%
            State and local taxes, net
              of federal benefit ...........        3.7         4.0         3.8
            Other, net .....................        0.8         0.5         0.7
                                                 ------      ------      ------
            Effective tax rate .............       38.5%       38.5%       38.5%
                                                 ======      ======      ======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                             1998          1997
                                                            ------        ------
            DEFERRED TAX ASSETS-
               Excess of tax over book capitalized
                 inventory costs ...................        $  309        $  327
               Reserves not deductible until paid ..         1,985           854
               Allowance for doubtful accounts .....           224            95
               Net operating loss carryforwards ....         1,013         2,183
                                                            ------        ------
                        Total deferred tax assets ..         3,531         3,459

            DEFERRED TAX LIABILITIES-
               Depreciation ........................         1,155           978
                                                            ------        ------
            NET DEFERRED TAX ASSET BEFORE
              VALUATION ALLOWANCE ..................         2,376         2,481
            VALUATION ALLOWANCE ....................          --           1,458
                                                            ------        ------
            NET DEFERRED TAX ASSET .................        $2,376        $1,023
                                                            ======        ======

      The Company has net operating loss carryforwards of $2,980,000 which were generated from Lunn operations prior to the merger. Such carryforwards may be applied against future taxable income and expire at varying dates between 2002 and 2011. As a result of the merger and the subsequent ownership change of Lunn, the timing of the realization of the Company's net operating loss carryforwards is subject to Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that, if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset with net operating loss carryforwards is subject to an annual limitation. The Company's estimated annual limitation under Section 382 is $1,020,000.

      The valuation allowance of $1,458,000 at December 31, 1997 primarily represents a reserve for the net deferred tax assets assumed from Lunn in the merger. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these factors and the Section 382 limitation on the annual utilization of net operating loss carryforwards, management did not believe that it was more likely than not that the Company would realize the benefits of all these deductible differences as of December 31, 1997. As of December 31, 1998, it is management's assessment that it is more likely than not that the Company will realize the benefits of all the deductible differences recorded at that date. As such, the valuation allowance was eliminated in 1998, with a corresponding decrease to goodwill recognized as a result of the merger of TPG and Lunn.

14.  EARNINGS PER SHARE

      A reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share ("EPS") for the years ended December 31, 1998, 1997 and 1996 follows (in thousands, except share information):

                                                             1998           1997           1996
                                                          -----------    -----------    -----------
         NUMERATORS USED FOR BASIC AND DILUTED EPS

         EPS BEFORE EXTRAORDINARY ITEMS:
           Income before extraordinary items ..........   $     5,687    $     4,208    $     4,941
           Less:  preferred stock dividends declared ..           (80)           (80)           (80)
                                                          -----------    -----------    -----------
           Income available for common shares .........   $     5,607    $     4,128    $     4,861
                                                          ===========    ===========    ===========
         EPS:
           Net income .................................   $     5,687    $     4,208    $     4,274
           Less:  preferred stock dividends declared ..           (80)           (80)           (80)
                                                          -----------    -----------    -----------
           Net income available for common shares .....   $     5,607    $     4,128    $     4,194
                                                          ===========    ===========    ===========
         DENOMINATORS USED FOR BASIC AND DILUTED EPS
         BASIC EPS:
           Weighted average number of common shares
             outstanding ..............................     5,270,520      4,157,111      3,943,830

         DILUTED EPS:
           Add:  assumed stock conversions, net of
             assumed treasury stock purchases:
             -stock options ...........................       220,589        198,379        115,000
             -stock warrants ..........................        35,021          6,545           --
                                                          -----------    -----------    -----------
           Weighted average number of common shares and
             common equivalent shares .................     5,526,130      4,362,035      4,058,830
                                                          ===========    ===========    ===========

15.   ACCRUED EXPENSES

      Accrued expenses at December 31, 1998 and 1997 consisted of the following (in thousands):

                                                            1998           1997
                                                           ------         ------
                        Payroll and other compensation     $4,678         $4,025
                        Medical expenses .........            587            449
                        Interest expense .........            297            353
                        Income taxes .............          1,108          1,324
                        Other ....................            956          1,486
                                                           ------         ------
                            Total ................         $7,626         $7,637
                                                           ======         ======

16.  OTHER NONCURRENT ASSETS

      Other noncurrent assets as of December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                       1998     1997
                                                                     ------   ------
             Goodwill, net of accumulated amortization
               of $230 in 1998 and $60 in 1997 ...................   $6,180   $5,385
             Intangible asset - defined benefit pension plans ....      956      987
             Assets of non-qualified deferred compensation plan ..      765      675
             Other ...............................................      705      588
                                                                     ------   ------
                 Total ...........................................   $8,606   $7,635
                                                                     ======   ======

17.   SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)


            (In thousands,
            except per share data)

                                                      1998 QUARTERS
                                         ------------------------------------------
                                          FIRST      SECOND     THIRD     FOURTH
                                         --------    -------   -------   ----------
            Revenues .................   $ 30,813    $39,632   $47,801   $   46,828
            Operating income .........        986      2,949     4,129        4,762
            Net income ...............        111      1,302     1,949        2,325
            Earnings per common share -
                diluted ..............   $   0.02    $  0.23   $  0.35   $     0.42
                                                      1997 QUARTERS
                                         ------------------------------------------
                                          FIRST      SECOND     THIRD    FOURTH (a)
                                         --------    -------   -------   ----------
            Revenues .................   $ 23,822    $28,110   $28,608   $   38,893
            Operating income .........        159      2,213     2,253        4,490
            Net income (loss) ........       (196)     1,049     1,017        2,338
            Earnings (loss) per common
                share - diluted ......   $  (0.06)   $  0.25   $  0.24   $     0.46

      (a) The fourth quarter of 1997 includes the results of Lunn operations for the two months following the merger creating Advanced Technical Products, Inc. on October 31, 1997.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth following the caption "TRANSACTIONS WITH DIRECTORS, OFFICERS AND AFFILIATES" in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

   1. Financial Statements:

      Reports of independent public accountants

      Consolidated balance sheets at December 31, 1998 and 1997

      Consolidated statements of income for the years ended December 31, 1998, 1997 and 1996

      Consolidated statements of comprehensive income for the years ended December 31, 1998, 1997 and 1996

      Consolidated statements of cash flows for the years ended December 31, 1998, 1997, and 1996

      Notes to consolidated financial statements

   2. Financial Statement Schedules:

      None

   3. Exhibits:


   EXHIBIT
     NO.                                 DESCRIPTION
-------------------------------------------------------------------------------
          2.1 Agreement and Plan of Merger dated June 6, 1997 by and between Lunn Industries, Inc. and TPG Holdings, Inc., as amended by Amendment to Agreement and Plan of Merger dated August 22, 1997 by and between Lunn Industries, Inc. and TPG Holdings, Inc. (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
              November 14, 1997).

          3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the period ended
              September 30, 1997).

          3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996).

         10.1 Lease covering the Jessup, Maryland Plant (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

         10.2 Lease for the Company's facilities located in Glen Cove, New York dated January 1, 1995 between Grill Leasing Corp. and Lunn Industries, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995).

         10.3 Amendment to the Company's 1994 Stock Incentive Plan adopted at the 1996 Annual Shareholders Meeting on September 26, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996).

         10.4 Engagement letter dated February 21, 1996 between the Company and J.E. Sheehan & Co., Inc. for the placement of 3.5 million shares of the Company's common stock in a private placement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for period ended March 31, 1996).

         10.5 Credit Agreement dated November 22, 1996 between Lunn Industries, Inc. and Alcore, Inc. and First Union National Bank of Maryland (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
              1996).

         10.6 Promissory Note dated November 15, 1996 payable to the order of First Union National Bank of Maryland (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

         10.7 Security Agreement dated November 22, 1996 between Lunn Industries, Inc. and Alcore, Inc. and First Union National Bank of Maryland (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

         10.8 Loan Agreement dated as of May 1, 1997 between Maryland Industrial Development Authority and Alcore, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 2, 1997).

         10.9 Trust Indenture dated as of May 1, 1997 by and among Maryland Industrial Development Financing Authority, First Union National Bank of Virginia and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 2, 1997).

        10.10 Promissory Note dated May 15, 1997 payable to Maryland Industrial Development Financing Authority for the sum of $2.6 million (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 1997).

        10.11 Guaranty Agreement dated May 1, 1997 made by Lunn Industries, Inc. in favor of First Union National Bank of North Carolina (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 2, 1997).

        10.12 Letter of Credit and Reimbursement Agreement by and between Alcore, Inc. and First Union National Bank of North Carolina dated May 1, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 2, 1997).

        10.13 Security Agreement dated as of May 1, 1997 by and among Alcore, Inc., Lunn Industries, Inc., First Union Bank of North Carolina, The Maryland Industrial Development Financing Authority and First Union National Bank of Maryland (incorporated by reference to
              Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 2, 1997).

        10.14 Loan and Security Agreement dated December 27, 1996, by and among Fleet Capital Corporation and Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.15 First Amendment to Loan and Security Agreement dated June 10, 1997, by and among Fleet Capital Corporation and Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc. (incorporated by reference to
              Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.16 Second Amendment to Loan and Security Agreement dated October 31, 1997, by and among Fleet Capital Corporation and Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc. (incorporated by reference to
              Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.17 Secured Promissory Note payable to Fleet Capital Corporation executed by Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.18 Equipment Promissory Note payable to Fleet Capital Corporation executed by Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.19 Form of Commercial Net Building and Ground Lease of Lincoln Air Park West by and between Brunswick Corporation and Airport Authority of the City of Lincoln, Nebraska, together with form of Lease Extension Agreement, regarding various facilities of the Lincoln Composites Division located in Lincoln, Nebraska (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.20 Lease dated October 15, 1997 by and between LPR Partnership and Technical Products Group, Inc., through the Lincoln Composites Division, regarding premises located in Lincoln, Nebraska (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.21** Amended and Restated Employment Agreement dated November 1, 1997 by and between the Company and James S. Carter (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.22** Amended and Restated Employment Agreement dated November 1, 1997 by and between the Company and Garrett L. Dominy (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.23** 1997 Advanced Technical Products, Inc. Stock Option Plan
              (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.24** Form of Incentive Stock Option Agreement for options granted under
              Advanced Technical Products, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.25** Advanced Technical Products, Inc. Non-Employee Directors Stock
              Option Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.26** Form of Nonqualified Stock Option Agreement for options granted under Advanced Technical Products, Inc. Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.27** Technical Products Group, Inc. Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.28** Rabbi Trust Agreement executed in connection with Technical
              Products Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.29 Lease Agreement dated January 21, 1998 by and between FRP Lakeside L.P., as landlord, and Alcore, Inc., as tenant (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1998).

        10.30 Lease Agreement dated April 14, 1998 by and between Mansell Overlook 200, LLC, and Advanced Technical Products, Inc. (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1998).

        10.31 Amended and Restated Loan and Security Agreement dated March 31, 1998 between Advanced Technical Products, Inc., Alcore,Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1998).

        10.32 First Amendment to Amended and Restated Loan and SecurityAgreement dated June 26, 1998 by and between Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1998).

        10.33 Second Amended and Restated Equipment Promissory Note dated June 26, 1998, executed by Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Properties, Inc. (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1998).

        10.34 Lease Agreement dated May 11, 1998 by and between George W. Hendricks and Barbara J. Hendricks and the Lincoln Composites Division of Advanced Technical Products, Inc. (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1998).

        21.1* List of subsidiaries of Advanced Technical Products, Inc.

        23.1* Consent of KPMG LLP.

        23.2* Consent of Arthur Andersen LLP.

        27.0* Financial Data Schedule.

-------------------------------------------------------------------------------
*  Filed herewith.

** Indicates management contract or compensatory plan or arrangement.

(B)   REPORTS ON FORM 8-K:

      A current report on Form 8-K dated March 12, 1998 reporting under Item 5-Other Events was filed announcing ATP's earnings for the year ended December 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 29, 1999

                                               ADVANCED TECHNICAL PRODUCTS, INC.


                                               /s/ JAMES S. CARTER
                                                   James S. Carter
                                                   CHAIRMAN OF THE BOARD, CHIEF
                                                   EXECUTIVE OFFICER
                                                   AND PRESIDENT

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                   DATE
      ---------                        -----                   ----

/s/ JAMES S. CARTER         CHAIRMAN OF THE BOARD,            March 29, 1999
   James S. Carter          CHIEF EXECUTIVE OFFICER AND
                                   PRESIDENT
                            (PRINCIPAL EXECUTIVE OFFICER)
                                   AND DIRECTOR


/S/ GARRETT L. DOMINY       EXECUTIVE VICE PRESIDENT,         March 29, 1999
  Garrett L. Dominy         FINANCIAL OFFICER, ASSISTANT
                              SECRETARY AND TREASURER
                            (PRINCIPAL FINANCIAL OFFICER AND
                            PRINCIPAL ACCOUNTING OFFICER)
                                   AND DIRECTOR


___________________________          DIRECTOR
    Alan W. Baldwin



/s/ ROBERT C. SIGRIST                DIRECTOR                 March 29, 1999
   Robert C. Sigrist



/s/ LAWRENCE E. WESNESKI             DIRECTOR                 March 29, 1999
  Lawrence E. Wesneski

_____________________________        DIRECTOR
    Sam P. Douglass


/s/ GARY L. FORBES                   DIRECTOR                 March 29, 1999
    Gary L. Forbes


/s/ JOHN M. SIMON                    DIRECTOR                 March 29, 1999
    John M. Simon

                                  EXHIBIT INDEX

   EXHIBIT
     NO.                                 DESCRIPTION
-------------------------------------------------------------------------------
          2.1 Agreement and Plan of Merger dated June 6, 1997 by and between Lunn Industries, Inc. and TPG Holdings, Inc., as amended by Amendment to Agreement and Plan of Merger dated August 22, 1997 by and between Lunn Industries, Inc. and TPG Holdings, Inc. (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
              November 14, 1997).

          3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the period ended
              September 30, 1997).

          3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996).

         10.1 Lease covering the Jessup, Maryland Plant (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

         10.2 Lease for the Company's facilities located in Glen Cove, New York dated January 1, 1995 between Grill Leasing Corp. and Lunn Industries, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995).

         10.3 Amendment to the Company's 1994 Stock Incentive Plan adopted at the 1996 Annual Shareholders Meeting on September 26, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30,
              1996).

         10.4 Engagement letter dated February 21, 1996 between the Company and J.E. Sheehan & Co., Inc. for the placement of 3.5 million shares of the Company's common stock in a private placement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for period ended March 31, 1996).

         10.5 Credit Agreement dated November 22, 1996 between Lunn Industries, Inc. and Alcore, Inc. and First Union National Bank of Maryland (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
              1996).

         10.6 Promissory Note dated November 15, 1996 payable to the order of First Union National Bank of Maryland (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

         10.7 Security Agreement dated November 22, 1996 between Lunn Industries, Inc. and Alcore, Inc. and First Union National Bank of Maryland (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

         10.8 Loan Agreement dated as of May 1, 1997 between Maryland Industrial Development Authority and Alcore, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 2, 1997).

         10.9 Trust Indenture dated as of May 1, 1997 by and among Maryland Industrial Development Financing Authority, First Union National Bank of Virginia and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 2, 1997).

        10.10 Promissory Note dated May 15, 1997 payable to Maryland Industrial Development Financing Authority for the sum of $2.6 million (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 1997).

        10.11 Guaranty Agreement dated May 1, 1997 made by Lunn Industries, Inc. in favor of First Union National Bank of North Carolina (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 2, 1997).

        10.12 Letter of Credit and Reimbursement Agreement by and between Alcore, Inc. and First Union National Bank of North Carolina dated May 1, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 2, 1997).

        10.13 Security Agreement dated as of May 1, 1997 by and among Alcore, Inc., Lunn Industries, Inc., First Union Bank of North Carolina, The Maryland Industrial Development Financing Authority and First Union National Bank of Maryland (incorporated by reference to
              Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 2, 1997).

        10.14 Loan and Security Agreement dated December 27, 1996, by and among Fleet Capital Corporation and Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.15 First Amendment to Loan and Security Agreement dated June 10, 1997, by and among Fleet Capital Corporation and Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc. (incorporated by reference to
              Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.16 Second Amendment to Loan and Security Agreement dated October 31, 1997, by and among Fleet Capital Corporation and Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc. (incorporated by reference to
              Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.17 Secured Promissory Note payable to Fleet Capital Corporation executed by Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.18 Equipment Promissory Note payable to Fleet Capital Corporation executed by Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.19 Form of Commercial Net Building and Ground Lease of Lincoln Air Park West by and between Brunswick Corporation and Airport Authority of the City of Lincoln, Nebraska, together with form of Lease Extension Agreement, regarding various facilities of the

              Lincoln Composites Division located in Lincoln, Nebraska (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.20 Lease dated October 15, 1997 by and between LPR Partnership and Technical Products Group, Inc., through the Lincoln Composites Division, regarding premises located in Lincoln, Nebraska (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.21** Amended and Restated Employment Agreement dated November 1, 1997 by and between the Company and James S. Carter (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.22** Amended and Restated Employment Agreement dated November 1, 1997 by and between the Company and Garrett L. Dominy (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.23** 1997 Advanced Technical Products, Inc. Stock Option Plan
              (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.24** Form of Incentive Stock Option Agreement for options granted under
              Advanced Technical Products, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.25** Advanced Technical Products, Inc. Non-Employee Directors Stock
              Option Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.26** Form of Nonqualified Stock Option Agreement for options granted under Advanced Technical Products, Inc. Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.27** Technical Products Group, Inc. Deferred Compensation Plan
              (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.28** Rabbi Trust Agreement executed in connection with Technical
              Products Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        10.29 Lease Agreement dated January 21, 1998 by and between FRP Lakeside L.P., as landlord, and Alcore, Inc., as tenant (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1998).

        10.30 Lease Agreement dated April 14, 1998 by and between Mansell Overlook 200, LLC, and Advanced Technical Products, Inc. (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1998).

        10.31 Amended and Restated Loan and Security Agreement dated March 31, 1998 between Advanced Technical Products, Inc., Alcore,Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1998).

        10.32 First Amendment to Amended and Restated Loan and SecurityAgreement dated June 26, 1998 by and between Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1998).

        10.33 Second Amended and Restated Equipment Promissory Note dated June 26, 1998, executed by Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Properties, Inc. (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1998).

        10.34 Lease Agreement dated May 11, 1998 by and between George W. Hendricks and Barbara J. Hendricks and the Lincoln Composites Division of Advanced Technical Products, Inc. (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1998).

        21.1* List of subsidiaries of Advanced Technical Products, Inc.

        23.1* Consent of KPMG LLP.

        23.2* Consent of Arthur Andersen LLP.

        27.0* Financial Data Schedule.

-------------------------------------------------------------------------------
*  Filed herewith.

** Indicates management contract or compensatory plan or arrangement.