Form 10-K/A
period 1998-12-31
ADVANCED TECHNICAL PRODUCTS INC
filed 1999-04-30
CIK 60911

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-K/A

(Mark One)
                                AMENDMENT NO. 1
                                      TO

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, on April 26, 1999 was $34,735,743 (3,656,394 shares at $9.50 per share, the closing price of the registrant's common stock on the Nasdaq National Market on April 26, 1999). As of that date, 5,259,089 shares of the registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Certificate of Incorporation and Bylaws of Advanced Technical Products, Inc. ("ATP" or the "Company"), each as amended, provide that the members of the Board of Directors will be classified as nearly as possible into three classes, each with, as nearly as possible, one-third of the members of the Board of Directors. The following sets forth certain information concerning each of the directors of the Company now in office and each of the executive officers of the Company who are not directors. Each of the Class II and Class III directors were designated as directors of the Company effective October 31, 1997 in connection with the consummation of the merger (the "Merger") of TPG Holdings, Inc. ("TPG") and Lunn Industries, Inc. ("Lunn") under the name "Advanced Technical Products, Inc." The terms of the Class II directors expire on the date of the Company's 1999 Annual Meeting. Each of the Class I directors were elected to the Board of Directors at the Company's 1998 Annual Meeting. The age of each director nominee and continuing director, his positions and offices with the Company, the year in which he first became a director of the Company, his business experience during the past five years or more, and the other directorships he holds are shown below. Similar information is provided concerning executive officers who are neither directors nor nominees for election as directors.

CLASS II DIRECTORS - TERMS EXPIRING 1999

   GARRETT L. DOMINY, 53. Mr. Dominy has been Executive Vice President, Chief Financial Officer, Assistant Secretary and Treasurer of the Company since October 1997. Mr. Dominy served as the Chief Financial Officer, Executive Vice President, Secretary and Treasurer of TPG from June 1995 until the Merger. Prior to that time, Mr. Dominy was an audit partner of Arthur Andersen Worldwide. Mr. Dominy is a Certified Public Accountant.

   SAM P. DOUGLASS, 66. Mr. Douglass is a member of the Compensation Committee. Mr. Douglass served as a director of TPG from its inception in 1995 until the Merger. Mr. Douglass has been Chairman of the Board and Chief Executive Officer of Equus Capital Corporation, the managing general partner of Equus Equity Appreciation Fund L.P., since its formation in September 1983. Mr. Douglass has also been Chairman of the Board and Chief Executive Officer of Equus II Incorporated, an investment company that trades as a closed-end fund on the American Stock Exchange, and Equus Capital Management Corporation, since their formation in 1983. Since 1978, Mr. Douglass has served as Chairman and Chief Executive Officer of Equus Corporation International, a privately owned corporation engaged in a variety of investment activities.

CLASS III DIRECTORS - TERMS EXPIRING 2000

   JAMES S. CARTER, 63. Mr. Carter is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Carter served as the President and Chief Executive Officer and as a director of TPG from its inception in 1995 until the Merger. Mr. Carter served as an aerospace industry consultant from 1993 to 1995 and Vice President and General Manager of the Composite Structures Division of Alcoa Composites, Inc. from 1989 to 1993. Prior to joining Alcoa Composites, Inc., Mr. Carter was Director of Composites with Northrop Corporation for the B-2 Aircraft Group from 1980 to 1989. Mr. Carter began his career in the aerospace industry with the Brunswick Technical Group of Brunswick Corporation in 1956.

   GARY L. FORBES, 55. Mr. Forbes is a member of the Audit Committee and the Compensation Committee. Mr. Forbes served as a director of TPG from its inception in 1995 until the Merger. Mr. Forbes has been a Vice President of Equus II Incorporated, a closed-end investment fund, since 1991. Mr. Forbes is a director of Consolidated Graphics, Inc. (a NYSE consolidator of commercial printing companies), Drypers Corporation (a Nasdaq National Market manufacturer of disposable diapers), and NCI Building Systems, Inc. (a Nasdaq National Market consolidator of pre-engineered metal building manufacturers).

   JOHN M. SIMON, 56. Mr. Simon is a member of the Compensation Committee. Mr. Simon has been Managing Director of Allen & Company Incorporated for more than five years. Mr. Simon is a director of Immune Response Corporation and Neurogen Corporation, all of which are Nasdaq National Market companies. Mr. Simon was originally elected a director of Lunn in 1993.

CLASS I DIRECTORS - TERMS EXPIRING 2001

   ALAN W. BALDWIN, 62. Mr. Baldwin is a member of the Audit Committee. From March 1994 through October 31, 1997, Mr. Baldwin served as the Chairman of the Board and Chief Executive Officer of Lunn. Mr. Baldwin was Vice President of Lunn from December 1993 to March 1994 and was an independent consultant from 1991 to March 1994. Mr. Baldwin served as a director of Lunn since 1993.

   ROBERT C. SIGRIST, 66. Mr. Sigrist is a member of the Nominating Committee. Mr. Sigrist served as a director of TPG from August 1995 until October 1997. Prior to that time, Mr. Sigrist served as the President of the Brunswick Technical Group of Brunswick Corporation for seven years.

   LAWRENCE E. WESNESKI, 51. Mr. Wesneski is a member of the Audit Committee and Nominating Committee. Mr. Wesneski has been President and Chief Executive Officer of Hoak Breedlove Wesneski & Co. since August 1996. Mr. Wesneski has been engaged in the investment banking industry for approximately 21 years. Prior to the formation of Hoak Breedlove Wesneski & Co., Mr. Wesneski was president and managing director of Breedlove Wesneski & Co. for ten years. Mr. Wesneski was formerly head of the Southwest Corporate Finance Department of Bear Stearns & Co., Inc., a Managing Director of Corporate Finance at Eppler, Guerin & Turner, Inc., and a member of the Corporate Finance Department at Dean Witter Reynolds, Inc. Mr. Wesneski is a director of STB Systems, Inc. and TSC Communications Corp. Mr. Wesneski served as a director of TPG from its inception in 1995 until the Merger.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

   H. DWIGHT BYRD, 61. Mr. Byrd has been a Vice President of ATP and President of the Marion Composites Division since the Merger. From April 1995 until the Merger, Mr. Byrd served as a Vice President of TPG and President of the Marion Composites Division. During the period from April 1992 to April 1995, Mr. Byrd served as General Manager of Brunswick Corporation's Marion, Virginia division. During 1991 to April 1992, Mr. Byrd served as Director of Manufacturing for Brunswick's Mercury Marine Division in Stillwater, Oklahoma.

   BRIAN W. HODGES, 38. Mr. Hodges has been Vice President of ATP and President of the Intellitec Division since May 1998. Prior to May 1998, Mr. Hodges served as Intellitec's Vice President and General Manager for Defense Products and Vice President of Operations. Mr. Hodges served as Director of Operations, and held other senior management positions for Brunswick's Technical Group between 1987 and 1995. Prior to 1987, Mr. Hodges held supervisory and engineering positions at both Honeywell Inc. and Texas Instruments, Inc.

   EDWARD KILEY, 49. Mr. Kiley has been President and General Manager of Alcore, a wholly owned subsidiary of the Company, since May 1996. Mr. Kiley was Vice President and General Manager of Alcore from October 1993 to May 1996. Mr. Kiley was Vice President and General Manager of Lunn from January 1993 through October 1993. Prior to December 1992, Mr. Kiley was Director of Sales and Marketing of Hexcel Corporation.

   MICHAEL KOHLER, 34. Mr. Kohler has been Vice President of ATP and President of Lunn Industries since the Merger. From 1994 to 1997, Mr. Kohler served as Director of Engineering for Lunn and, for over three years prior to 1994, served as a quality assurance manager and quality engineer for Lunn.

   RICHARD J. RASHILLA, JR., 39. Mr. Rashilla has been Vice President of ATP and President of the Lincoln Composites Division since January of 1999. Prior to January 1999, Mr. Rashilla served as Lincoln Composites' Vice President and General Manager. Mr. Rashilla served as Executive Director of Business Development and held other senior management positions for Brunswick's Technical Group between 1983 and 1995.

SECTION 16 REQUIREMENTS

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq Stock Market. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it with respect to fiscal 1998, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with, except as follows: Mr. Byrd reported a transaction on a Form 5 filed February 15,1999 that should have been reported on a Form 4 due on November 11, 1998. Mr. Hodges became an executive officer of the Company on January 1, 1999, but did not report his holdings on a Form 5 until February 15, 1999. Mr Wesneski reported a transaction on a Form 5 filed on February 17, 1999 that should have been filed on February 15, 1999.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

   The following table sets forth certain information regarding compensation paid to the Company's Chairman of the Board, President and Chief Executive Officer and each of the Company's four other most highly compensated executive officers (collectively, the "Named Executive Officers"), with respect to each of the Company's last three fiscal years, based on salary and bonus earned during each year.

                                                     ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                               ------------------------------    -------------------------------
                                                                                             SECURITIES
                                                                      OTHER                    UNDER-
                                                                      ANNUAL     RESTRICTED    LYING            ALL OTHER
                                                                      COMPEN-      STOCK      OPTIONS/    LTIP    COMPEN-
                                               SALARY       BONUS     SATION      AWARD(S)      SARS    PAYMENTS  SATION
        NAME                           YEAR     ($)          ($)        ($)         ($)         (#)       ($)     ($)(1)
-------------------------------------------------------------------------------------------------------------------------
James S. Carter                        1998   $305,192    $ 50,000    $     0                       0             $ 9,914
    Chairman, President and            1997   $246,400    $      0    $     0                  41,500             $19,466
    Chief Executive Officer            1996   $226,884    $106,638    $     0                       0             $62,982

Garrett L. Dominy                      1998   $240,577    $ 35,000    $     0                       0             $ 6,828
    Executive Vice President and       1997   $193,259    $      0    $     0                  37,000             $ 2,302
    Chief Financial Officer            1996   $170,673    $ 79,279    $     0                       0             $51,962

H. Dwight Byrd                         1998   $175,264    $      0    $ 1,853                       0             $ 6,426
    Vice President                     1997   $163,427    $      0    $ 1,926                  10,000             $ 2,851
                                       1996   $145,558    $ 69,778    $     0                       0             $ 3,906

James G. Fuller                        1998   $156,846    $      0    $     0                       0             $ 6,675
    Vice President                     1997   $149,256    $      0    $     0                  10,000             $ 2,330
                                       1996   $135,285    $ 64,896    $     0                       0             $ 2,095

Edward Kiley                           1998   $150,000    $      0    $12,125                       0             $ 3,663
    Vice President                     1997   $127,412    $ 62,750    $ 6,000                  22,500             $ 2,405
                                       1996   $111,784    $ 37,500    $36,437                       0             $ 1,054

-------------------
   (1)"All Other Compensation" for 1998 for the Named Executive Officers is comprised of the following: (a) Company contributions to retirement savings plans for Messrs. Carter ($5,000), Dominy ($4,812), Byrd ($3,505), Fuller ($3,137) and Kiley ($2,923), and (b) the taxable amount of life insurance premiums paid by the Company for Messrs. Carter ($4,914), Dominy ($2,016), Byrd ($2,921), Fuller ($3,538) and Kiley ($740).

OPTION GRANTS DURING 1998 FISCAL YEAR

   The Company did not grant any employee stock options during 1998, nor did the Company grant any stock appreciation rights during 1998.

OPTION EXERCISES DURING 1998 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

   The following table sets forth the aggregate dollar value of in-the-money, unexercised options held at the end of 1998 by the Named Executive Officers. There were no stock options exercised during 1998 by any of the Named Executive Officers.

                                                                      NUMBER OF SECURITIES
                                                                     UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-
                                                                     OPTIONS/SARS AT FISCAL          THE-MONEY OPTIONS/SARS
                                     SHARES          VALUE                YEAR-END (#)               AT FISCAL YEAR-END ($)
                                  ACQUIRED ON       REALIZED      ----------------------------    -----------------------------
             NAME                 EXERCISE (#)        ($)         EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
             ----                 ------------      --------      -----------    -------------    -----------     -------------
James S. Carter ..............        0                0             8,300          33,200          $     0            $  0
Garrett L. Dominy ............        0                0             7,400          29,600          $     0            $  0
H. Dwight Byrd ...............        0                0             2,000           8,000          $     0            $  0
James G. Fuller ...............       0                0             2,000           8,000          $     0            $  0
Edward Kiley .................        0                0            23,000           2,000          $30,813            $  0

EMPLOYMENT AGREEMENTS

   The Company has entered into three-year employment agreements with each of James S. Carter and Garrett L. Dominy. Pursuant to the employment agreements, Mr. Carter will serve as Chairman of the Board, President and Chief Executive Officer of the Company and Mr. Dominy will serve as an Executive Vice President and Chief Financial Officer of the Company. The employment agreements provide for base salaries, which are $350,000 and $275,000 per year as of January 1, 1999 for Mr. Carter and Mr. Dominy, respectively, subject to annual increases based, at a minimum, on the consumer price index for the previous year. Mr. Carter and Mr. Dominy are also entitled to receive, subject to the discretion of the Board, annual bonuses of up to 75% of their then annual base salary. The employment agreements are terminable by the Company with or without cause; provided that if the Company terminates the employment of Mr. Carter or Mr. Dominy without cause, such executive will be entitled to continue to receive his base salary and incentive bonus for specified periods. The employment agreements also provide that if there is a "change in control" of the Company or a constructive termination of the executive without cause, then the executives are entitled to a lump-sum payment of a specified amount within 60 days of the effective date of termination. Following any termination of Mr. Carter's or Mr. Dominy's employment for cause or upon such employee's breach of the terms of his employment agreement, it is expected that such executive will be subject to non-disclosure and non-competition covenants for up to two years.

COMPENSATION OF DIRECTORS

   Directors who are not employees of the Company receive $20,000 annually. Additionally, non-employee directors who have not previously served on the Board receive a grant under the Advanced Technical Products, Inc. Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") of options to purchase 7,500 shares of the common stock of the Company (the "Common Stock") upon commencement of their term, and continuing non-employee directors receive a grant under the Non-Employee Director Plan of options to purchase 1,000 shares of Common Stock immediately following each annual meeting of the stockholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Compensation Committee of the Board of Directors is responsible for determining executive compensation. The Compensation Committee is currently comprised of three non-employee directors, Mr. Douglass, Mr. Forbes and Mr. Simon.

REPORT OF THE COMPENSATION COMMITTEE

   The Compensation Committee of the Board of Directors (the "Committee"), which consists of three independent outside directors, reviews and approves the Company's total compensation philosophy and programs covering executive officers and key management employees. The Committee reviews the performance levels of executive officers and determines the annual base salaries and incentive awards to be paid.

   The Company's executive compensation program is designed to help the Company attract, motivate and retain the executive resources that the Company needs in order to maximize its return to stockholders. Specifically, the goals of the Company's compensation program are to:

   1. Align executive compensation with the interests of the stockholders;

   2. Provide compensation packages that are consistent with competitive market norms for companies similar in size, activity and complexity to the Company;

   1. Link pay to Company, operating group and individual performance; and

   2. Achieve a balance between incentives for short-term and long-term performance.

   The principal elements of compensation provided to executive and other officers of the Company historically have consisted of a base salary, annual incentives and stock option grants. The Committee estimates an executive's level of total compensation based on information drawn from a variety of sources, including proxy statements, special surveys and compensation consultants. Total compensation is targeted to be competitive at the median level of a peer group of comparable companies.

   BASE SALARY. Salaries for executive officers are determined by the Committee annually, based on review of each executive's level of responsibility, experience, expertise and sustained corporate, business unit and individual performance. The Committee exercises its judgment based upon the above criteria and does not apply a specific formula or assign a weight to each factor considered.

   ANNUAL INCENTIVE COMPENSATION. Annual incentive awards are designed to focus management's attention on the performance of the Company, particularly in the short-term. At the beginning of each year, the Board of Directors establishes performance goals of the Company for that year, which may include target increases in sales, net income and earnings per share, as well as more subjective goals. Incentive awards are based upon the achievement of one or more of these goals.

   STOCK OPTION PROGRAM. Each executive officer is eligible to receive a grant of stock options with an exercise price equal to the fair market value of the stock on the grant date. Stock options are designed to focus executives on the long-term performance of the Company by enabling executives to share in any increases in value of the Company's stock. Accordingly, the Committee believes that the grant of stock options is a significant method of aligning management's long-term interests with those of the stockholders of the Company.

   CHIEF EXECUTIVE OFFICER COMPENSATION. Mr. Carter, the Chairman of the Board, President and Chief Executive Officer of the Company, is entitled to receive a minimum annual salary of $265,000 pursuant to his employment agreement with the Company. Subject to this minimum, Mr. Carter's base salary rate may be adjusted at the discretion of the Board of Directors based upon such factors as the Board of Directors deems appropriate. Mr. Carter's base salary for fiscal 1998 was $305,192. The Committee believes that Mr. Carter's total compensation is near the median for the chief executive officers of the Company's peer group.

   This report is submitted by the members of the Compensation Committee.

                              SAM P. DOUGLASS
                              GARY L. FORBES
                              JOHN M. SIMON

STOCK PERFORMANCE GRAPH

   Set forth below is a graph comparing the cumulative total returns (assuming an investment of $100 on December 31, 1993 and reinvestment of dividends) of the Company, the Standard and Poor's 500 Composite Stock Index (the "S&P 500 Index") and the Aerospace/Defense 500 Index (the "Aero/Def 500 Index"). The value of the investment in the Company for the period reflected is based on the market price of the stock of Lunn restated for the 10-to-1 reverse stock split effected by the Merger.

                 [LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                                 12/31/93     12/31/94     12/31/95    12/31/96     12/31/97     12/31/98
                                 --------     --------     --------    --------     --------     --------
ATP                               100.00       25.00         37.50       37.50        53.00        36.50

S & P 500 Index                   100.00      101.36        139.32      171.23       228.27       293.38

Aerospace/Defense 500 Index       100.00      108.16        178.77      238.96       245.85       188.57


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of April 26, 1999, the number of shares of Common Stock and the 8% Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company (the "Preferred Stock") beneficially owned by (1) each person or group known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (2) each director and each nominee for director, (3) the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, and (4) all directors and executive officers as a group. At the close of business on that date, the Company had 5,259,089 shares of Common Stock issued and outstanding. Except as otherwise indicated, each of the persons or groups named below has sole voting power and investment power with respect to such Common Stock and Preferred Stock.

                                          COMMON STOCK        PREFERRED STOCK
                                        -----------------    ------------------
 NAME OF BENEFICIAL OWNER OR GROUP      SHARES    PERCENT    SHARES     PERCENT
 ---------------------------------      ------    -------    ------     -------
Equus Corporation
 International (1)(2)..............    267,602      5.09%  913,043       91.30%
Equus Capital Management
  Corporation (1)(2)...............    267,602      5.09%  913,043       91.30%
Equus Equity Appreciation
  Fund, L.P. (2)...................       --         --    913,043       91.30%
Alan W. Baldwin (3)................     52,500       *        --           --
H. Dwight Byrd (4).................    200,802      3.82%     --           --
James S. Carter (5)................    304,087      5.77%     --           --
Garrett L. Dominy (6)..............    165,273      3.14%     --           --
Sam P. Douglass (1)(2)(7)(8).......    378,326      7.19%  913,043       91.30%
Gary L. Forbes (8).................     63,719      1.21%     --           --
Edward Kiley (9)...................     30,565       *        --           --
James G. Fuller (10)...............    197,191      3.75%     --           --
Robert C. Sigrist (8)..............     61,657      1.17%   21,739        2.17%
John M. Simon (10).................      3,500       *        --           --
Lawrence E. Wesneski (11)..........    144,477      2.75%   15,946        1.59%
All directors and executive
  officers as a group
  (13 persons)(12).................  1,735,491     32.19%   37,685        3.77%
---------------
 *   Less than one percent

(1) Equus Capital Management Corporation ("ECMC") owns beneficially and of record 11,750 shares of the Common Stock. ECMC may also be deemed to beneficially own 255,852 shares of the Common Stock that are owned beneficially and of record by Equus Capital Corporation ("ECC"), a wholly-owned subsidiary of ECMC. ECMC disclaims beneficial ownership of these shares. Equus Corporation International ("ECI") may be deemed to own the 267,602 shares that are beneficially owned by ECMC as a result of ECI's ownership of 80% of the common stock of ECMC. ECI disclaims beneficial ownership of these shares.

(2) Equus Equity Appreciation Fund, L.P. ("EEAF") owns beneficially and of record 913,043 shares of the Preferred Stock. ECMC and ECI may be deemed to beneficially own the 913,043 shares of the Preferred Stock owned by EEAF as a result of the relationship described in (1) above. Each of ECMC and ECI disclaim beneficial ownership of these shares. In addition, Mr. Douglass may be deemed to beneficially own the 913,043 shares of the Preferred Stock that ECI may be deemed to own as a result of the relationship described in
     (7) below. Mr. Douglass disclaims beneficial ownership of these shares.

(3) Includes 50,000 shares of Common Stock that may be acquired within 60 days of April 26, 1999 upon exercise of options granted by the Company and 2,500 shares of Common Stock that may be acquired within 60 days of April 26, 1999 upon exercise of options granted pursuant to the Non-Employee Directors Plan.

(4) Includes 197,191 shares of Common Stock held by the Harvey Dwight Byrd, Sr. Revocable Trust DTD, which Mr. Byrd may be deemed to own as a settlor and trustee of such trust. Mr. Byrd disclaims beneficial ownership of these shares. In addition, includes 111 shares purchased through the Advanced Technical Products, Inc. 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan") and 2,000 shares of Common Stock that may be acquired within 60 days of April 26, 1999 upon exercise of options granted pursuant to the 1997 Advanced Technical Products, Inc. Stock Option Plan (the "Employee Plan").

(5) Includes 8,300 shares of Common Stock that may be acquired within 60 days of April 26, 1999 upon exercise of options granted pursuant to the Employee Plan.

(6) Includes 7,400 shares of Common Stock that may be acquired within 60 days of April 26, 1999 upon exercise of options granted pursuant to the Employee Plan and 120 shares purchased through the Stock Purchase Plan.

(7) Includes 267,602 shares of Common Stock that each of the Douglass Trust IV, FBO Preston Douglass, Jr. and the Douglass Trust IV, FBO Brooke Douglass (collectively, the "Douglass Trusts") may be deemed to beneficially own as a result of their ownership of all of the outstanding common stock of ECI. Mr. Douglass is the trustee of each of the Douglass Trusts. Mr. Douglass, for himself and as trustee of the Douglass Trusts, disclaims beneficial ownership of such shares. In addition, includes 54,112 shares of Common Stock that are owned of record by the Douglass Trust IV, FBO Preston Douglass, Jr. and 54,112 shares of Common Stock that are owned of record by the Douglass Trust IV, FBO Brooke Douglass. Mr. Douglass disclaims beneficial ownership of these shares.

(8) Includes 2,500 shares of Common Stock that may be acquired within 60 days of April 26, 1999 upon exercise of options granted under the Non-Employee Director Plan.

(9) Includes 22,500 shares of Common Stock which may be acquired within 60 days of April 26, 1999 pursuant to the exercise of options granted by the Company, 500 shares of Common Stock that may be acquired within 60 days of April 26, 1999 upon exercise of options granted pursuant to the Employee Plan and 65 shares purchased through the Stock Purchase Plan.

(10) Includes 1,500 shares of Common Stock that may be acquired within 60 days of April 26, 1999 upon exercise of options granted by the Company and 2,000 that may be acquired within 60 days of April 26, 1999 upon exercise of options granted pursuant to the Non-Employee Directors Plan.

(11) Includes 43,382 shares of Common Stock held directly by Mr. Wesneski through a SEPIRA and 98,595 shares held by Breedlove & Wesneski, L.P., of which Mr. Wesneski is a general partner. Mr. Wesneski disclaims beneficial ownership of these shares. Also includes 2,500 shares of Common Stock that may be acquired within 60 days of April 26, 1999 upon exercise of options granted under the Non-Employee Director Plan.

(12) Includes 132,796 shares of Common Stock which may be acquired within 60 days of April 26, 1999 pursuant to the exercise of options.

ITEMS 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   On April 28, 1995, TPG loaned James S. Carter, then its President and Chief Executive Officer, $74, 925 to help fund Mr. Carter's acquisition of 35,625 shares of the common stock of TPG, which were then converted into 295,787 shares of the common stock of the Company. Mr. Carter executed a promissory note in favor of TPG, bearing interest at 8% per annum, the principal and interest of which mature on April 28, 2001. The promissory note from Mr. Carter is secured by a stock pledge agreement pursuant to which Mr. Carter pledged his shares to TPG. As of December 31, 1998, an aggregate of $96,903 of principal and accrued and unpaid interest were due and owing under such note.

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on April 30, 1999

                                       ADVANCED TECHNICAL PRODUCTS, INC.

                                           /s/ JAMES S. CARTER
                                               James S. Carter
                              CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND
                                                  PRESIDENT