Form 10-Q
period 1999-04-02
ADVANCED TECHNICAL PRODUCTS INC
filed 1999-05-17
CIK 60911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: APRIL 2, 1999

                                         OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

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

                                (770) 993-0291
               (Issuer=s Telephone Number, Including Area Code)



             _______________________________________________________
                 (Former Address, if Changed Since Last Report)



Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES [X]                                 NO [ ]


The aggregate number of shares of Common Stock outstanding as of May 12, 1999 was 5,260,288.

                        ADVANCED TECHNICAL PRODUCTS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Results of Operations........................................10
         Financial Condition and Liquidity............................10
         Year 2000 Issues.............................................11
         Forward Looking Statements - Cautionary Factors..............12

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................13

Item 2.  Changes in Securities and Use of Proceeds....................13

Item 3.  Defaults Upon Senior Securities..............................13

Item 4.  Submission of Matters to a Vote of Security Holders..........13

Item 5.  Other Information............................................13

Item 6.  Exhibits and Reports on Form 8-K.............................14

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE QUARTERS ENDED APRIL 2, 1999 AND APRIL 3, 1998


                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       1999           1998
                                                  -------------   -------------
Revenues ......................................      $42,338        $30,813
Cost of revenues ..............................       32,914         23,758
                                                     -------        -------
          Gross profit ........................        9,424          7,055

General and administrative expenses ...........        6,670          6,069
                                                     -------        -------
          Operating income ....................        2,754            986

Interest expense ..............................          952            806
                                                     -------        -------
          Income before income taxes ..........        1,802            180

Income taxes ..................................          694             69

                                                     -------        -------
          Net income ..........................      $ 1,108        $   111
                                                     =======        =======


Earnings per share:
          Basic ...............................      $  0.21        $  0.02
                                                     =======        =======

          Diluted .............................      $  0.20        $  0.02
                                                     =======        =======

Weighted average number of common and common
  equivalent shares outstanding:
          Basic ...............................        5,249          5,220
                                                     =======        =======
          Diluted .............................        5,467          5,499
                                                     =======        =======


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 2, 1999 AND DECEMBER 31, 1998
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                        APRIL 2,     DECEMBER 31,
           ASSETS                                                        1999           1998
        ------------                                                 -------------  -------------
CURRENT ASSETS:
    Cash and cash equivalents ....................................    $     787     $   2,030
    Accounts receivable (net of allowance for doubtful
        accounts of $550 and $722 as of April 2, 1999
        and December 31, 1998) ...................................       23,209        26,053
    Inventories and costs relating to long-term
        contracts and programs in in process,
        net of progress payments .................................       45,528        40,635
    Prepaid expenses .............................................          897         1,054
    Deferred income taxes ........................................        2,570         2,570
                                                                      ---------     ---------
                        Total current assets .....................       72,991        72,342
                                                                      ---------     ---------

NONCURRENT ASSETS:
   Property, plant and equipment .................................       39,012        37,444
   Less-accumulated depreciation .................................      (12,537)      (11,516)
                                                                      ---------     ---------
                        Net property, plant and equipment ........       26,475        25,928
                                                                      ---------     ---------

   Other assets ..................................................        8,705         8,606
                                                                      ---------     ---------
                        Total assets .............................    $ 108,171     $ 106,876
                                                                      =========     =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
   -----------------------------------------
CURRENT LIABILITIES:
    Accounts payable .............................................    $  12,593     $  12,665
    Accrued expenses .............................................        7,081         7,626
    Current portion of capital lease obligation ..................          294           294
    Short-term debt ..............................................       28,860        28,767
                                                                      ---------     ---------
                        Total current liabilities ................       48,828        49,352

LONG-TERM LIABILITIES:
    Long-term debt, net of current portion .......................       21,440        20,703
    Capital lease obligations, net of current portion ............        1,434         1,483
    Deferred income taxes ........................................          194           194
    Other liabilities ............................................        2,347         2,347
                                                                      ---------     ---------
                        Total liabilities ........................       74,243        74,079

Mandatorily redeemable preferred stock, 8% cumulative,
    $1.00 par value, 1,000,000 shares authorized, issued
    and outstanding ..............................................        1,000         1,000


SHAREHOLDERS' EQUITY:
    Preferred stock, undesignated, 1,000,000 shares
        authorized, no shares issued and outstanding .............         --            --
    Common stock, $.01 par value, 30,000,000 shares
        authorized, 5,252,435 and 5,240,188 shares
        issued and outstanding as of April 2, 1999
        and December 31, 1998, respectively ......................           53            52
    Additional paid-in capital ...................................       16,563        16,522
    Retained earnings ............................................       17,072        15,983
    Notes receivable from officers ...............................         (135)         (135)
    Accumulated other comprehensive income -
       additional minimum pension liability ......................         (625)         (625)
                                                                      ---------     ---------
                        Total shareholders' equity ...............       32,928        31,797
                                                                      ---------     ---------
                        Total liabilities and shareholders' equity    $ 108,171     $ 106,876
                                                                      =========     =========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED APRIL 2, 1999 AND APRIL 3, 1998

                            (UNAUDITED, IN THOUSANDS)


                                                                            1999                  1998
                                                                       ---------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income .................................................      $  1,108            $    111
         Adjustments to reconcile net income to net cash used in
          operating activities -
            Depreciation and amortization ...........................         1,047                 815
            Deferred income taxes ...................................          --                    60
            Common stock issued under employee stock plan ...........            38                 --
            Decrease in accounts receivable .........................         2,844               3,626
            Increase in inventories .................................        (4,893)             (6,897)
            (Increase) decrease in prepaid expenses .................           157                (170)
            Increase in other noncurrent assets .....................          (123)                (94)
            Decrease in accounts payable ............................           (72)               (736)
            Decrease in accrued expenses ............................          (525)             (1,144)
                                                                           --------            --------
               Net cash used in operating activities ................          (419)             (4,429)
                                                                           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures .......................................        (1,568)               (779)
         Cash payments for businesses acquired, net of cash acquired           --                  (115)
                                                                           --------            --------
               Net cash used in investing activities ................        (1,568)               (894)
                                                                           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds of borrowings .....................................           928              13,267
         Repayment of borrowings ....................................           (98)             (8,016)
         Proceeds from exercise of stock options and warrants .......             3                --
         Cash dividends paid ........................................           (40)               --
         Payments under capital lease obligations ...................           (49)                (36)
                                                                           --------            --------
               Net cash provided by financing activities ............           744               5,215
                                                                           --------            --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................        (1,243)               (108)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................         2,030                 494
                                                                           --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................      $    787            $    386
                                                                           ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid for interest .....................................      $  1,249            $    976
         Cash paid for income taxes .................................      $  1,126            $  1,426


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        ADVANCED TECHNICAL PRODUCTS, INC.
                                AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

      The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the "Company" or "ATP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998.


2.  ACQUISITION

      On May 29, 1998, the Company acquired all of the capital stock of Brigantine Aircraft, a manufacturer of honeycomb products and engineered panels located in France. The acquired company, renamed Alcore Brigantine, operates as a subsidiary of Alcore, Inc., a wholly owned subsidiary of the Company. The Company anticipates that the acquisition will expand its access to the European aerospace and commercial markets. The acquisition has been accounted for using the purchase method of accounting and the Company's condensed consolidated financial statements include the operating results for Alcore Brigantine since the date of the acquisition. Pro forma results of operations assuming the acquisition was made as of the beginning of 1998 are not material to the Company's consolidated operating results for the quarterly period ended April 3, 1998.

3.  INVENTORIES

      Inventories at April 2, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                   APRIL 2,          DEC. 31,
                                                    1999              1998
                                                  ---------        -----------
   Finished goods .......................         $  1,185          $    956
   Work in process ......................           31,013            26,113
   Raw materials ........................           24,370            24,860
   Progress payments ....................          (11,040)          (11,294)
                                                  --------          --------
         Total inventories ..............         $ 45,528          $ 40,635
                                                  ========          ========

4.  DEBT

   Debt is summarized as follows (in thousands):

                                                         APRIL 2,   DEC. 31,
                                                           1999       1998
                                                        ---------  ----------
   Short-term debt:
         Revolving loans ............................    $24,838    $24,845
         Current maturities of long-term debt .......      4,022      3,922
                                                         -------    -------
                                                         $28,860    $28,767
                                                         =======    =======
   Long-term debt:
         Term loans .................................    $17,358    $16,714
         Equipment loans ............................      3,102      2,819
         Deferred obligation ........................        500        500
         Bond payable ...............................      2,350      2,400
         Other long-term debt .......................      2,152      2,192
                                                         -------    -------
            Total long-term debt ....................     25,462     24,625
         Less current portion .......................      4,022      3,922
                                                         -------    -------
            Long-term debt, net of current portion ..    $21,440    $20,703
                                                         =======    =======

      In March 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The financing agreement was amended in June 1998 to increase the capital expenditure facility from $3.0 million to $5.0 million. The agreement was further amended on March 24, 1999 to increase the balance of the term loan to $18.0 million from the paid-down balance of $16.1 million existing just prior to the increase. The Company's credit facility with this lending institution totals $50.0 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) an $18.0 million term loan and (3) a $5.0 million capital expenditure facility. As of April 2, 1999, the Company had approximately $3.5 million of unused borrowing availability on this credit facility.

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


5.  EARNINGS PER SHARE

        Earnings per share ("EPS") are calculated as follows (in thousands, except per share amounts):


                                                              QUARTER ENDED
                                                           -------------------
                                                           APRIL 2,   APRIL 3,
                                                             1999       1998
                                                           --------   --------

   Net income ..........................................   $ 1,108    $   111
   Less:  preferred stock dividends accrued ............       (20)       (20)
                                                           -------    -------
   Net income available for common shares
      (same for both basic and diluted
      EPS calculation) .................................   $ 1,088    $    91
                                                           =======    =======

   Weighted average number of common shares outstanding:

      --Basic ..........................................     5,249      5,220

        Add:  assumed stock conversions, net of
         assumed treasury stock purchases:
         --stock options ...............................       188        240
         --stock warrants ..............................        30         39
                                                           -------    -------
      --Diluted ........................................     5,467      5,499
                                                           =======    =======

   Basic EPS ...........................................   $  0.21    $  0.02
                                                           =======    =======

   Diluted EPS .........................................   $  0.20    $  0.02
                                                           =======    =======

6.  SEGMENT REPORTING

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes revised standards for the manner in which public business enterprises report information about operating segments. Interim reporting of certain segment information is required following the initial year of adoption of the Statement. Segment information for the quarters ended April 2, 1999 and April 3, 1998 is as follows (in thousands):


                                                 1999         1998
                                               --------     --------
  Net revenues
    Aerospace / Defense:
        -from external customers ..........    $ 33,381     $ 24,899
        -intersegment revenues ............         123         --
    Other operating segments:
        -from external customers ..........       8,957        5,914
        -intersegment revenues ............        --           --
    Elimination of intersegment revenues ..       (123)        --
                                               --------     --------
        Total .............................    $ 42,338     $ 30,813
                                               ========     ========

  Operating income (loss)
    Aerospace / Defense ...................    $  2,267     $  1,300
    Other operating segments ..............       1,216          263
    Corporate .............................        (729)        (577)
                                               --------     --------
        Total .............................    $  2,754     $    986
                                               ========     ========


7.  COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires the reporting of other comprehensive income in addition to net income from operations. Other comprehensive income for the Company consists of changes to its additional minimum pension liability. For the quarterly periods ended April 2, 1999 and April 3, 1998, the Company's consolidated comprehensive income does not differ materially from the consolidated net income set forth on the accompanying condensed consolidated statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.


RESULTS OF OPERATIONS

QUARTER ENDED APRIL 2, 1999 COMPARED WITH THE QUARTER ENDED APRIL 3, 1998

      Revenues for the first quarter increased $11.5 million, or 37.4%, from $30.8 million in 1998 to $42.3 million in 1999. The increase in revenue in 1999 over 1998 was primarily attributable to the following factors: (i) increased revenues on three large chemical defense contracts, two of which are now in full production, but were in the design or start-up phase during the first quarter of 1998, (ii) increased deliveries of composite components on several long-term aerospace / defense programs, including the C-17 and F-18 E/F military aircraft and (iii) increased sales of the Company's commercial products, including Natural Gas Vehicle ("NGV") fuel tanks and specialty vehicle electronics.

      Gross profit as a percent of revenues was 22.3% in the first quarter of 1999, compared to 22.9% in the first quarter of 1998. The decrease is primarily the result of a change in product sales mix with a slightly larger portion of lower margin products sold in the first quarter of 1999 compared to the same period of 1998.

      General and administrative expenses increased $0.6 million, or 9.9%, in 1999, reflecting a general increase in business activity. As a percent of revenues, general and administrative expenses decreased from 19.7% in 1998 to 15.8% in 1999.

      Interest expense increased $146,000, primarily the result of an increase in average loan balances outstanding in the first quarter of 1999 compared to the same period of 1998.

      Income taxes increased $0.6 million as a result of higher pre-tax earnings. The effective tax rate was 38.5% for both periods.


FINANCIAL CONDITION AND LIQUIDITY

      Net cash used in operating activities was $0.4 million for the first quarter of 1999 compared to $4.4 million for 1998. Working capital, excluding short-term debt balances, increased $1.3 million in the first quarter of 1999 to $53.0 million. This increase was the result of (i) an increase of $4.9 million in inventory, reflecting a continued build-up on a few major aerospace composites programs which are still in the start-up phase, (ii) a decrease of $2.8 million in accounts receivable, resulting from the conversion of a major portion of the receivables build-up at December 31, 1998 to cash during the first quarter of 1999 (iii) a decrease of $0.5 million in accrued expenses caused primarily by the payment of federal and state income taxes due during the first quarter of 1999, (iv) a decrease in cash balances of $1.2 million and (v) a net decrease in other working capital components of $0.1 million. Net cash of $1.6 million used in investing activities in the first quarter of 1999 resulted exclusively from capital expenditures.

      The Company's primary loan agreement was amended on March 24, 1999 to increase the balance of the term loan to $18.0 million from the paid-down balance of $16.1 million existing just prior to the increase. The Company's total credit facility under the amended agreement is $50.0 million consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) an $18.0 million term loan and (iii) a $5.0 million capital expenditure line of credit. The term loan is payable quarterly based on a seven-year amortization period. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.25% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 2.75% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institutions's prime rate with the revolving loan fixed at prime plus 0.25% and the term and equipment loans fixed at prime plus 0.50%. Interest is paid monthly in arrears on all loans. The initial term of the credit facility extends to December 31, 2000. As of April 2, 1999, the Company had approximately $3.5 million of unused borrowing availability on this credit facility.

      At April 2, 1999, the Company's backlog of orders and long-term contracts was approximately $586 million, compared to $585 million at December 31, 1998. The backlog includes firm released orders of approximately $204 million and $191 million at April 2, 1999 and December 31, 1998, respectively.

      As discussed above, the Company has made capital expenditures totaling $1.6 million during the first quarter of 1999 which have been financed by a combination of cash flows from operations and increased borrowings under the revolving and equipment loan portions of the Company's credit facility.

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

      Management of ATP believes that cash flows from operations and the $50 million credit facility are adequate to sustain ATP's current operating level and future short-term growth. However, should circumstances arise affecting cash flow or requiring capital expenditures beyond those anticipated by the Company, there can be no assurance that such funds will be available.


YEAR 2000 ISSUES

      ATP is currently in the process of evaluating its computer hardware and software systems to ensure such programs and systems will be able to process transactions in the year 2000 ("Y2K"). The Company is also currently identifying other equipment which contains embedded electronics that may render the equipment inoperable in the year 2000 and is evaluating the plans of its material suppliers and vendors to become Y2K compliant. ATP has organized its efforts to prepare for Y2K problems under a plan that involves four steps: assessment, modification, testing and implementation. Each division has a core of employees who have been assigned specific Y2K responsibilities, in addition to their regular assignments. The Y2K readiness project is a company-wide effort and is monitored centrally.

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

      Although it is not possible to accurately estimate the costs of this information systems analysis, at this time ATP expects that such costs will not be material to its financial position or results of operations. There can be no assurance, however, that ATP, its suppliers and vendors or their respective software vendors will complete all modifications to all material IT and non-IT systems in a timely manner, or as to the costs associated with ATP becoming Y2K compliant, or the costs of the failure of any of ATP's vendors failing to become Y2K compliant.

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

      ATP's Y2K activities are an ongoing process and the estimates of costs and completion dates for various activities described above are subject to change.


FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

      This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that do not state historical fact and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties which could cause actual results to differ materially from those projected in such forward-looking statements. For additional information identifying such risks and uncertainties, see the Company's 1998 Annual Report on Form 10-K (Item 7, under the heading "Factors Affecting Future Operating Results").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates primarily relating to its $50 million credit facility. However, the carrying value of borrowings under the credit facility generally approximate fair value due to the variable rate nature of such borrowings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      ATP announced on April 28, 1999 that it had entered into a Memorandum of Understanding with a third party financial buyer regarding the sale of the Company. The Memorandum provides that the stockholders of ATP would receive in cash $14.00 per share, plus a contingent amount of up to an additional $3.00 per share depending upon earnings achieved by ATP in 1999. The transaction is subject to, among other things, satisfactory completion of due diligence by the purchaser, execution and delivery of a definitive agreement and certain regulatory, third party and stockholder approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits


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



                                       ADVANCED TECHNICAL PRODUCTS, INC.
                                               (Registrant)


Dated: May 14, 1999                    By: /s/ GARRETT L. DOMINY
                                               Garrett L. Dominy, Executive Vice
                                               President, Chief Financial and
                                               Accounting Officer, Treasurer and
                                               Assistant Secretary

                                  EXHIBIT INDEX


       27.1 -- Financial Data Schedule (for SEC use only).