Form 10-Q
period 1999-07-02
ADVANCED TECHNICAL PRODUCTS INC
filed 1999-08-16
CIK 60911

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended:   JULY 2, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934

        For the transition period from ______________ to ________________

                          COMMISSION FILE NUMBER 0-1298

                        ADVANCED TECHNICAL PRODUCTS, INC.
                --------------------------------------------------
                (Exact name of Issuer as Specified in Its Charter)

               DELAWARE                                11-1581582
   -------------------------------                ---------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)


             200 Mansell Ct. East, Suite 505, Roswell, Georgia 30076
             -------------------------------------------------------
                   (Address of Principal Executive Offices)

                                  (770) 993-0291
                 ------------------------------------------------
                 (Issuer's Telephone Number, Including Area Code)

                 ------------------------------------------------
                  (Former Address, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES [X]                                            NO [ ]

The aggregate number of shares of Common Stock outstanding as of August 12, 1999 was 5,285,708.

                       ADVANCED TECHNICAL PRODUCTS, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Results of Operations........................................10
         Financial Condition and Liquidity............................11
         Year 2000 Issues.............................................12
         Forward Looking Statements - Cautionary Factors..............13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................14

Item 2.  Changes in Securities and Use of Proceeds....................14

Item 3.  Defaults Upon Senior Securities..............................14

Item 4.  Submission of Matters to a Vote of Security Holders..........14

Item 5.  Other Information............................................14

Item 6.  Exhibits and Reports on Form 8-K.............................14

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   QUARTER ENDED       SIX MONTHS ENDED
                                                ------------------    ------------------
                                                July 2,    July 3,    July 2,    July 3,
                                                 1999       1998       1999       1998
                                                -------    -------    -------    -------
Revenues ...................................    $48,770    $39,632    $91,108    $70,445
Cost of revenues ...........................     37,258     30,535     70,172     54,293
                                                -------    -------    -------    -------
          Gross profit .....................     11,512      9,097     20,936     16,152

General and administrative expenses ........      7,373      6,148     14,043     12,217
                                                -------    -------    -------    -------
          Operating income .................      4,139      2,949      6,893      3,935

Interest expense ...........................        951        831      1,903      1,637
                                                -------    -------    -------    -------
          Income before income taxes .......      3,188      2,118      4,990      2,298

Income taxes ...............................      1,227        816      1,921        885
                                                =======    =======    =======    =======

          Net income .......................    $ 1,961    $ 1,302    $ 3,069    $ 1,413
                                                =======    =======    =======    =======
Earnings per share:
          Basic ............................    $  0.37    $  0.24    $  0.58    $  0.26
                                                =======    =======    =======    =======
          Diluted ..........................    $  0.35    $  0.23    $  0.55    $  0.25
                                                =======    =======    =======    =======

Weighted average number of common and common
  equivalent shares outstanding:
          Basic ............................      5,261      5,258      5,255      5,239
                                                =======    =======    =======    =======
          Diluted ..........................      5,510      5,531      5,490      5,510
                                                =======    =======    =======    =======

         The accompanying notes are an integral part of these statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 2, 1999 AND DECEMBER 31, 1998
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                 JULY 2,    DECEMBER 31,
                                      ASSETS                                                      1999          1998
----------------------------------------------------------------------------------------------  ---------   ------------
CURRENT ASSETS:
  Cash and cash equivalents ..................................................................  $     538   $      2,030
  Accounts receivable (net of allowance for doubtful accounts of $618 and $722
    as of July 2, 1999 and December 31, 1998, respectively) ..................................     25,050         26,053
  Inventories and costs relating to long-term contracts and programs in
    process, net of progress payments ........................................................     44,351         40,635
  Prepaid expenses ...........................................................................        913          1,054
  Deferred income taxes ......................................................................      2,570          2,570
                                                                                                ---------   ------------
              Total current assets ...........................................................     73,422         72,342
                                                                                                ---------   ------------

NONCURRENT ASSETS:
  Property, plant and equipment ..............................................................     40,830         37,444
  Less-accumulated depreciation ..............................................................    (13,635)       (11,516)
                                                                                                ---------   ------------
              Net property, plant and equipment ..............................................     27,195         25,928
                                                                                                ---------   ------------

  Other assets ...............................................................................      8,593          8,606
                                                                                                =========   ============
              Total assets ...................................................................  $ 109,210   $    106,876
                                                                                                =========   ============

               LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable ...........................................................................  $  11,547   $     12,665
  Accrued expenses ...........................................................................      7,917          7,626
  Current portion of capital lease obligation ................................................        294            294
  Short-term debt ............................................................................     29,003         28,767
                                                                                                ---------   ------------
              Total current liabilities ......................................................     48,761         49,352

LONG-TERM LIABILITIES:
  Long-term debt, net of current portion .....................................................     20,526         20,703
  Capital lease obligation, net of current portion ...........................................      1,374          1,483
  Deferred income taxes ......................................................................        194            194
  Other liabilities ..........................................................................      2,347          2,347
                                                                                                ---------   ------------
              Total liabilities ..............................................................     73,202         74,079

Mandatorily redeemable preferred stock, 8% cumulative, $1.00 par value,
  1,000,000 shares authorized, issued and outstanding ........................................      1,000          1,000

SHAREHOLDERS' EQUITY:
  Preferred stock, undesignated, 1,000,000 shares authorized, no shares issued and outstanding       --             --
  Common stock, $.01 par value, 30,000,000 shares authorized, 5,277,491 and 5,240,188 shares
    issued and outstanding as of July 2, 1999 and December 31, 1998, respectively ............         53             52
  Additional paid-in capital .................................................................     16,703         16,522
  Retained earnings ..........................................................................     19,012         15,983
  Notes receivable from officers .............................................................       (135)          (135)
  Accumulated other comprehensive income - additional minimum pension liability ..............       (625)          (625)
                                                                                                ---------   ------------
               Total shareholders' equity ....................................................     35,008         31,797
                                                                                                ---------   ------------

               Total liabilities and shareholders' equity ....................................  $ 109,210   $    106,876
                                                                                                =========   ============

         The accompanying notes are an integral part of these statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 2, 1999 AND JULY 3, 1998

                            (UNAUDITED, IN THOUSANDS)

                                                                                  1999       1998
                                                                                --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ..........................................................  $  3,069   $  1,413
         Adjustments to reconcile net income to net cash provided by (used in)
           operating activities -
             Depreciation and amortization ...................................     2,210      1,722
             Deferred income taxes ...........................................      --           60
             Common stock issued under employee stock plan ...................       155       --
             Decrease in accounts receivable .................................     1,003      2,260
             Increase in inventories .........................................    (3,716)    (9,309)
             (Increase) decrease in prepaid expenses .........................       141       (214)
             (Increase) decrease in other noncurrent assets ..................       (79)        15
             Increase (decrease) in accounts payable .........................    (1,118)       328
             Increase in accrued expenses ....................................       291        375
                                                                                --------   --------
                  Net cash provided by (used in) operating activities ........     1,956     (3,350)
                                                                                --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures ................................................    (3,386)    (2,844)
         Cash payments for businesses acquired, net of cash acquired .........      --       (1,010)
                                                                                --------   --------
                  Net cash used in investing activities ......................    (3,386)    (3,854)
                                                                                --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds of borrowings ..............................................       365     15,978
         Repayment of borrowings .............................................      (306)    (8,016)
         Proceeds from exercise of stock options and warrants ................        27         10
         Cash dividends paid .................................................       (40)      --
         Payments under capital lease obligations ............................      (108)      (145)
                                                                                --------   --------
                  Net cash provided by (used in) financing activities ........       (62)     7,827
                                                                                --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................    (1,492)       623
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................     2,030        494
                                                                                ========   ========
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................  $    538   $  1,117
                                                                                ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid for interest ..............................................  $  2,218   $  1,991
         Cash paid for income taxes ..........................................  $  2,046   $  1,622

         The accompanying notes are an integral part of these statements.

                        ADVANCED TECHNICAL PRODUCTS, INC.
                                 AND SUBSIDIARIES


               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the "Company" or "ATP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


2.  ACQUISITION

       On May 29, 1998, the Company acquired all of the capital stock of Brigantine Aircraft, a manufacturer of honeycomb products and engineered panels located in France. The acquired company, renamed Alcore Brigantine, operates as a subsidiary of Alcore, Inc., a wholly owned subsidiary of the Company. The acquisition has expanded the Company's access to the European aerospace and commercial markets. The acquisition has been accounted for using the purchase method of accounting and the Company's condensed consolidated financial statements include the operating results for Alcore Brigantine since the date of the acquisition.

3.    INVENTORIES

      Inventories at July 2, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                    JULY 2,            DEC. 31,
                                                      1999               1998
                                                    --------           --------
Finished goods ...........................          $  1,234           $    956
Work in process ..........................            30,577             26,113
Raw materials ............................            22,131             24,860
Progress payments ........................            (9,591)           (11,294)
                                                    --------           --------
      Total inventories ..................          $ 44,351           $ 40,635
                                                    ========           ========
4.    DEBT

      Debt is summarized as follows (in thousands):

                                                            JULY 2,     DEC. 31,
                                                             1999         1998
                                                            -------     --------
Short-term debt:
      Revolving loans ................................      $24,982      $24,845
      Current maturities of long-term debt ...........        4,021        3,922
                                                            -------     --------
                                                            $29,003      $28,767
                                                            =======     ========
Long-term debt:
      Term loans .....................................      $16,714      $16,714
      Equipment loans ................................        2,926        2,819
      Deferred obligation ............................          333          500
      Bond payable ...................................        2,300        2,400
      Other long-term debt ...........................        2,274        2,192
                                                            -------     --------
         Total long-term debt ........................       24,547       24,625
      Less current portion ...........................        4,021        3,922
                                                            -------     --------
         Long-term debt, net of current portion ......      $20,526      $20,703
                                                            =======     ========

      In March 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The financing agreement was amended in June 1998 to increase the capital expenditure facility from $3.0 million to $5.0 million. The agreement was further amended on March 24, 1999 to increase the balance of the term loan to $18.0 million from the paid-down balance of $16.1 million existing just prior to the increase. The Company's credit facility with this lending institution totals $50.0 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) an $18.0 million term loan and (3) a $5.0 million capital expenditure facility. As of July 2, 1999, the Company had approximately $3.2 million of unused borrowing availability on this credit facility.

      The loans are secured by collateral consisting of substantially all of the Company's assets including inventory, equipment, receivables, general intangibles, investment property and real property. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.25% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 2.75% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan fixed at prime plus 0.25% and the term and equipment loans fixed at prime plus 0.50%. Interest is paid monthly in arrears on all loans. The credit facility matures on December 31, 2000.


5.  EARNINGS PER SHARE

        Earnings per share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                                           QUARTER ENDED          SIX MONTHS ENDED
                                                         -------------------     -------------------
                                                         JULY 2,     JULY 3,     JULY 2,     JULY 3,
                                                          1999         1998       1999        1998
                                                         -------     -------     -------     -------
Net income ..........................................    $ 1,961     $ 1,302     $ 3,069     $ 1,413
Less:  preferred stock dividends accrued ............        (20)        (20)        (40)        (40)
                                                         -------     -------     -------     -------
Net income available for common shares
   (same for both basic and diluted
   EPS calculation) .................................    $ 1,941     $ 1,282     $ 3,029     $ 1,373
                                                         =======     =======     =======     =======
Weighted average number of common shares outstanding:

   --Basic ..........................................      5,261       5,258       5,255       5,239

      Add:  assumed stock conversions, net of
      assumed treasury stock purchases:
      --stock options ...............................        212         234         201         233
      --stock warrants ..............................         37          39          34          38
                                                         -------     -------     -------     -------
   --Diluted ........................................      5,510       5,531       5,490       5,510
                                                         =======     =======     =======     =======
Basic EPS ...........................................    $  0.37     $  0.24     $  0.58     $  0.26
                                                         =======     =======     =======     =======

Diluted EPS .........................................    $  0.35     $  0.23     $  0.55     $  0.25
                                                         =======     =======     =======     =======

6.  SEGMENT REPORTING

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes revised standards for the manner in which public business enterprises report information about operating segments. Interim reporting of certain segment information is required following the initial year of adoption of the Statement. Segment financial information for the quarterly and six month periods ended July 2, 1999 and July 3, 1998 is as follows (in thousands):

                                                 QUARTER ENDED           SIX MONTHS ENDED
                                             ---------------------     ---------------------
                                              July 2,     July 3,       July 2,      July 3,
                                               1999         1998         1999         1998
                                             --------     --------     --------     --------
Net revenues
      Aerospace / Defense:
      -from external customers ..........    $ 38,878     $ 31,666     $ 72,259     $ 56,565
      -intersegment revenues ............         261          162          384          162
     Other operating segments:
      -from external customers ..........       9,892        7,966       18,849       13,880
      -intersegment revenues ............        --           --           --           --
     Elimination of intersegment revenues        (261)        (162)        (384)        (162)
                                             --------     --------     --------     --------
      Total .............................    $ 48,770     $ 39,632     $ 91,108     $ 70,445
                                             ========     ========     ========     ========
      Operating income (loss)
           Aerospace / Defense ..........    $  3,409     $  2,404     $  5,676     $  3,704
    Other operating segments ............       1,542        1,146        2,758        1,409
    Corporate ...........................        (812)        (601)      (1,541)      (1,178)
                                             --------     --------     --------     --------
      Total .............................    $  4,139     $  2,949     $  6,893     $  3,935
                                             ========     ========     ========     ========

7.    COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. Statement 130 requires, among other things, that an enterprise report a total for comprehensive income in financial statements of interim periods issued to shareholders. For the quarterly and six month periods ended July 2, 1999 and July 3, 1998, the Company's consolidated comprehensive income does not differ materially from the consolidated net income set forth on the accompanying condensed consolidated statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JULY 2, 1999 COMPARED WITH THE QUARTER AND SIX MONTHS ENDED JULY 3, 1998

      Revenues for the quarter ended July 2, 1999 increased $9.2 million over the quarter ended July 3, 1998, or 23.1%, from $39.6 million in 1998 to $48.8 million in 1999. Revenues for the six months ended July 2, 1999 increased $20.7 million over the six months ended July 3, 1998, or 29.3%, from $70.4 million in 1998 to $91.1 million in 1999. The increase in revenue in 1999 over 1998 was primarily attributable to the following factors: (i) increased revenues on chemical defense contracts, including two large contracts which were in the design or start-up phase during the first half of 1998 and are now in full production, (ii) increased deliveries of composite components on several long-term aerospace / defense programs, including the C-17 and F-18 E/F military aircraft and (iii) increased sales of the Company's commercial products, including natural gas vehicle ("NGV") fuel tanks and specialty vehicle electronics.

      Gross profit as a percentage of revenues was 23.6% in the second quarter of 1999, compared to 23.0% in the second quarter of 1998. The gross profit percentage for the first six months increased from 22.9% in 1998 to 23.0% in 1999. The increase is primarily the result of improved efficiencies resulting from increased volume and minor changes in product sales mix.

      General and administrative expenses increased $1.2 million, or 19.9%, for the quarter and $1.8 million, or 14.9%, for the first six months in 1999, reflecting a general increase in business activity. As a percentage of revenues, general and administrative expenses decreased from 15.5% in 1998 to 15.1% in 1999 for the quarter, and from 17.3% in 1998 to 15.4% in 1999 for the six months. The percentage decrease is primarily attributable to the increase in revenues.

      Operating income was $4.1 million, or 8.5% of sales, for the second quarter of 1999, compared to $2.9 million, or 7.4% of sales, for the second quarter of 1998. Operating income for the first six months of 1999 was $6.9 million, or 7.6% of sales, compared to $3.9 million, or 5.6% of sales, for the first six months ended of 1998. The increase in operating income for the quarter and six months ended July 2, 1999 is primarily attributed to the increase in revenues and gross profit margin.

      Interest expense in 1999 increased $120,000 for the quarter and $266,000 for the six months, primarily the result of an increase in average loan balances outstanding in the first half of 1999 compared to the same period of 1998.

      Income taxes increased $0.4 million for the quarter and $1.0 million for the six months in 1999 as a result of higher pre-tax earnings. The effective tax rate was 38.5% for both periods.

FINANCIAL CONDITION AND LIQUIDITY

      Cash flow provided by operations was $2.0 million for the first six months of 1999 compared to $3.3 million used in operations for the same period in 1998. Working capital, excluding short-term debt balances, increased $1.9 million in the first six months of 1999 to $53.7 million. This increase was the result of
(i) an increase of $3.7 million in inventory, reflecting a continued build-up on a few major aerospace composites programs which are in the start-up or early production phases, (ii) a decrease of $1.0 million in accounts receivable, resulting from the conversion of a major portion of the receivables build-up at December 31, 1998 to cash during the first quarter of 1999, (iii) a decrease of $0.8 million in accounts payable and accrued expenses, (iv) a decrease in cash balances of $1.2 million and (v) a net decrease in other working capital components of $0.1 million. Cash flow of $3.4 million used in investing activities in the first six months of 1999 resulted exclusively from capital expenditures.

      The Company's primary loan agreement was amended on March 24, 1999 to increase the balance of the term loan to $18.0 million from the paid-down balance of $16.1 million existing just prior to the increase. The Company's total credit facility under the amended agreement is $50.0 million consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) an $18.0 million term loan and (iii) a $5.0 million capital expenditure line of credit. The term loan is payable quarterly based on a seven-year amortization period. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.25% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 2.75% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan fixed at prime plus 0.25% and the term and equipment loans fixed at prime plus 0.50%. Interest is paid monthly in arrears on all loans. The credit facility matures on December 31, 2000. As of July 2, 1999, the Company had approximately $3.2 million of unused borrowing availability on this credit facility.

      At July 2, 1999, the Company's backlog of orders and long-term contracts was approximately $591 million, compared to $585 million at December 31, 1998. The backlog includes firm released orders of approximately $182 million and $191 million at July 2, 1999 and December 31, 1998, respectively.

      As discussed above, the Company has made capital expenditures totaling $3.4 million during the first six months of 1999, which have been financed by a combination of cash flows from operations and increased borrowings under the revolving and equipment loan portions of the Company's credit facility.

      ATP announced on June 15, 1999 that its negotiations with a third party financial buyer regarding the possible sale of the Company have terminated. ATP also announced that it has received indications of interest from several other third parties and ATP's board of directors has instructed its management to explore these potential opportunities. On August 3, 1999, ATP announced that management is continuing to explore indications of interest from several other parties regarding the sale of the Company. However, there can be no assurance that any of these discussions will result in the sale or merger of the Company.

      Pending the possible sale or merger of the Company, ATP is continuing to look for acquisition candidates that will enhance its operations. The timing, size or success of any acquisitions and the resulting additional capital commitments are unpredictable. The Company expects to fund any future acquisitions primarily through a combination of issuances of additional equity, working capital, cash flow from operations and borrowings, including any unused portion of the credit facility. To the extent new sources of financing are necessary to fund future acquisitions, there can be no assurance that the Company can secure such additional financing if and when it is needed or on terms deemed acceptable to the Company.

      Management of ATP believes that cash flows from operations and available borrowings under its credit facility are adequate to sustain the ATP's current operating level and future short-term growth. However, should circumstances arise affecting cash flow or requiring capital expenditures beyond those anticipated by the Company, there can be no assurance that such funds will be available.

YEAR 2000 ISSUES

      ATP is currently in the process of evaluating its computer hardware and software systems to ensure such programs and systems will be able to process transactions in the year 2000 ("Y2K"). The Company is also currently identifying other equipment that contains embedded electronics that may render the equipment inoperable in the year 2000 and is evaluating the plans of its material suppliers and vendors to become Y2K compliant. ATP has organized its efforts to prepare for Y2K problems under a plan that involves the following steps: assessment, modification / implementation and testing. Each division has a core of employees who have been assigned specific Y2K responsibilities, in addition to their regular assignments. The Y2K readiness project is a company-wide effort and is monitored centrally.

      ATP has completed the assessment phase under its plan. ATP estimates that it has currently completed 80% of the modification / implementation phase and 60% of the testing phase of its plan. ATP anticipates that it will complete all phases of its plan by the end of 1999. ATP anticipates that it will be Y2K compliant by the end of 1999 with respect to internal information technology ("IT") and non-IT systems that are critical to its operations. ATP is currently evaluating the time table upon which all other IT and non-IT systems can be made Y2K compliant and will target a date when the evaluation is complete. However, ATP does not currently anticipate any material adverse effect on its business operations, products or financial prospects as a result of the Y2K problem.

      In addition, ATP has undertaken efforts to monitor and evaluate the Y2K compliance efforts of its key suppliers and vendors. In particular, ATP is requesting certification of Y2K compliance from its key suppliers and vendors.

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

      Some of the possible consequences of non-compliance by ATP or significant third parties include, among other things, temporary plant closings, delays in the receipt and delivery of raw materials and products, invoice and collection errors, and obsolescence of inventory. Given this risk, ATP is developing contingency plans to mitigate possible disruption in business operations that may result from Y2K related interruptions. Contingency plans may include increasing safety stocks of raw materials, securing alternative suppliers or other appropriate measures.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5.     OTHER INFORMATION

      ATP announced on June 15, 1999 that its negotiations with a third party financial buyer regarding the possible sale of the Company have terminated. ATP also announced that it has received indications of interest from several other third parties and ATP's board of directors has instructed its management to explore these potential opportunities. On August 3, 1999, ATP announced that management is continuing to explore indications of interest from several other parties regarding the sale of the Company. However, there can be no assurance that any of these discussions will result in the sale or merger of the Company.

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

                                           ADVANCED TECHNICAL PRODUCTS, INC.
                                        ----------------------------------------
                                                      (Registrant)

Dated: August 16, 1999                  By:/s/ GARRETT L. DOMINY
                                        Garrett L. Dominy, Executive Vice
                                        President, Chief Financial and
                                        Accounting Officer, Treasurer and
                                        Assistant Secretary

                                 EXHIBIT INDEX

      27.1 -- Financial Data Schedule (for SEC use only).