Form 10-Q
period 1999-10-01
ADVANCED TECHNICAL PRODUCTS INC
filed 1999-11-15
CIK 60911

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:   OCTOBER 1, 1999

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

             YES [X]                                            NO [ ]


The aggregate number of shares of Common Stock outstanding as of November 12, 1999 was 5,296,942.

                       ADVANCED TECHNICAL PRODUCTS, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations........................................10
         Financial Condition and Liquidity............................11
         Year 2000 Issues.............................................13
         Forward Looking Statements - Cautionary Factors..............14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................15

Item 2.  Changes in Securities and Use of Proceeds....................15

Item 3.  Defaults Upon Senior Securities..............................15

Item 4.  Submission of Matters to a Vote of Security Holders..........15

Item 5.  Other Information............................................15

Item 6.  Exhibits and Reports on Form 8-K.............................15

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      QUARTER ENDED               NINE MONTHS ENDED
                                               ---------------------------   ---------------------------
                                                OCTOBER 1,     OCTOBER 2,     OCTOBER 1,     OCTOBER 2,
                                                   1999           1998           1999           1998
                                               ------------   ------------   ------------   ------------
Revenues ...................................   $     46,195   $     47,801   $    137,303   $    118,246
Cost of Revenues ...........................         35,538         36,570        105,710         90,863
                                               ------------   ------------   ------------   ------------
          Gross profit .....................         10,657         11,231         31,593         27,383

General and administrative expenses ........          6,669          7,102         20,712         19,319
                                               ------------   ------------   ------------   ------------
          Operating income .................          3,988          4,129         10,881          8,064

Interest expense ...........................            999            960          2,902          2,597
                                               ------------   ------------   ------------   ------------
          Income before income taxes .......          2,989          3,169          7,979          5,467

Income taxes ...............................          1,152          1,220          3,073          2,105
                                               ------------   ------------   ------------   ------------
          Net income .......................   $      1,837   $      1,949   $      4,609   $      3,362
                                               ============   ============   ============   ============

Earnings per share:

          Basic ............................   $       0.34   $       0.36   $       0.92   $       0.63
                                               ============   ============   ============   ============
          Diluted ..........................   $       0.33   $       0.35   $       0.88   $       0.60
                                               ============   ============   ============   ============

Weighted average number of common and common equivalent shares outstanding:

          Basic ............................          5,284          5,311          5,265          5,250
                                               ============   ============   ============   ============
          Diluted ..........................          5,515          5,542          5,496          5,508
                                               ============   ============   ============   ============

        The accompanying notes are an integral part of these statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF OCTOBER 1, 1999 AND DECEMBER 31, 1998

                (UNAUDITED, IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                  OCTOBER 1,     DECEMBER 31,
                                   ASSETS                                                            1999            1998
----------------------------------------------------------------------------------------------   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents ..................................................................   $        251    $      2,030
  Accounts receivable (net of allowance for doubtful accounts of $642 and $722
    as of October 1, 1999 and December 31, 1998, respectively) ...............................         29,625          26,053
  Inventories and costs relating to long-term contracts and programs in
    process, net of progress payments ........................................................         46,061          40,635
  Prepaid expenses ...........................................................................          1,766           1,054
  Deferred income taxes ......................................................................          2,570           2,570
                                                                                                 ------------    ------------
               Total current assets ..........................................................         80,273          72,342
                                                                                                 ------------    ------------

NONCURRENT ASSETS:
  Property, plant and equipment ..............................................................         43,107          37,444
  Less--accumulated depreciation ..............................................................       (14,849)        (11,516)
                                                                                                 ------------    ------------
               Net property, plant and equipment .............................................         28,258          25,928
                                                                                                 ------------    ------------

Other assets .................................................................................          8,534           8,606
                                                                                                 ------------    ------------
               Total assets ..................................................................   $    117,065    $    106,876
                                                                                                 ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable ...........................................................................   $     16,403    $     12,665
  Accrued expenses ...........................................................................          8,281           7,626
  Current portion of capital lease obligation ................................................            294             294
  Short-term debt ............................................................................         27,298          28,767
                                                                                                 ------------    ------------
               Total current liabilities .....................................................         52,276          49,352

LONG-TERM LIABILITIES
  Long-term debt, net of current portion .....................................................         23,062          20,703
  Capital lease obligation, net of current portion ...........................................          1,304           1,483
  Deferred income taxes ......................................................................            194             194
  Other liabilities ..........................................................................          2,347           2,347
                                                                                                 ------------    ------------
               Total liabilities .............................................................         79,183          74,079

Mandatorlly redeemable preferred stock, 8% cumulative, $1.00 par value,
  1,000,000 shares authorized, issued and outsanding .........................................          1,000           1,000

SHAREHOLDERS' EQUITY:
  Preferred stock, undesignated, 1,000,000 shares authorized, no shares issued and outstanding
  Common stock, $.01 par value, 30,000,000 shares authorized, 5,295,792 and 5,240,188 shares..           --              --
    issued and outstanding as of October 1, 1999 and December 31, 1998, respectively .........             53              52
  Additional paid-in capital..................................................................         16,760          16,522
  Retained earnings ..........................................................................         20,829          15,983
  Notes receivable from officers .............................................................           (135)           (135)
  Accumulated other comprehensive loss - additional minimum pension liability ................           (625)           (625)
                                                                                                 ------------    ------------
               Total shareholders' equity ....................................................         36,882          31,797
                                                                                                 ------------    ------------
               Total liabilities and shareholders' equity ....................................   $    117,065    $    106,876
                                                                                                 ============    ============


        The accompanying notes are an integral part of these statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED OCTOBER 1, 1999 AND OCTOBER 2, 1998

                            (UNAUDITED, IN THOUSANDS)

                                                                                    1999        1998
                                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income ..........................................................   $  4,906    $  3,362
          Adjustments to reconcile net income to net cash provided by (used in)
            operating activities -
                Depreciation and amortization .................................      3,507       2,692
                Deferred income taxes, net ....................................       --           164
                Common stock issued under employee stock plan .................        205        --
                Increase in accounts receivable ...............................     (3,572)     (3,004)
                Increase in inventories........................................     (5,426)     (7,113)
                Increase in prepaid expenses ..................................       (712)       (178)
                (Increase) decrease in other noncurrent assets ................       (103)        243
                Increase (decrease) in accounts payable .......................      3,178      (1,550)
                Increase in accruel expenses ..................................        635       2,489
                                                                                  --------    --------
                         Net cash provided by (used in) operating activities ..      3,178      (2,895)
                                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures ................................................     (5,635)     (7,488)
          Cash payments for businesses acquired, net of cash acquired .........       --        (1,377)
                                                                                  --------    --------
                         Net cash used in investing activities ................     (5,635)     (8,865)
                                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds of borrowings ..............................................      3,303      20,782
          Repayment of borrowings .............................................     (2,413)     (8,052)
          Proceeds from exercise of stock options and warrants ................         33          14
          Cash dividends paid .................................................        (40)       --
          Payments under capital lease obligations ............................       (205)       (190)
                                                                                  --------    --------
                         Net cash provided by financing activities ............        678      12,554
                                                                                  --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................     (1,779)        794
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................      2,030         494
                                                                                  --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................   $    251    $  1,288
                                                                                  ========    ========

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
          Cash paid for interest ..............................................   $  3,199    $  2,951
          Cash paid for income taxes ..........................................   $  3,305    $  1,359

        The accompanying notes are an integral part of these statements.

                      ADVANCED TECHNICAL PRODUCTS, INC.
                               AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the "Company" or "ATP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended October 1, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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


3.    INVENTORIES

      Inventories at October 1, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                   OCTOBER 1,        DEC. 31,
                                                      1999             1998
                                                  ------------     ------------
Finished goods ...............................    $      1,754     $        956
Work in process ..............................          30,611           26,113
Raw materials ................................          20,395           24,860
Progress payments ............................          (6,699)         (11,294)
                                                  ------------     ------------
      Total inventories ......................    $     46,061     $     40,635
                                                  ============     ============

4.    DEBT

      Debt is summarized as follows (in thousands):

                                                   OCTOBER 1,      DEC.  31,
                                                      1999           1998
                                                  ------------   ------------
Short-term debt:
      Revolving loans ........................... $     22,936   $     24,845
      Current maturities of long-term debt ......        4,362          3,922
                                                  ------------   ------------
                                                  $     27,298   $     28,767
                                                  ------------   ------------
Long-term debt:
      Term loans ................................ $     19,408   $     16,714
      Equipment loans ...........................        3,428          2,819
      Deferred obligation .......................          333            500
      Bond payable ..............................        2,250          2,400
      Other long-term debt ......................        2,005          2,192
                                                  ------------   ------------
         Total long-term debt ...................       27,424         24,625
      Less current portion ......................        4,362          3,922
                                                  ------------   ------------
         Long-term debt, net of current portion . $     23,062   $     20,703
                                                  ============   ============

        In March 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The financing agreement has been amended three times, most recently on September 22, 1999, when the term loan balance was increased to $19.4 million from the paid-down balance of $16.7 million existing just prior to the increase. The Company's credit facility, as amended, with this lending institution totals $50.0 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) a $19.4 million term loan and (3) a $3.6 million capital expenditure facility. As of October 1, 1999, the Company had approximately $3.4 million of unused borrowing availability on this credit facility.

        The loans are secured by collateral consisting of substantially all of the Company's assets including inventory, equipment, receivables, general intangibles, investment property and real property. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.25% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 2.75% to LIBOR plus 1.5% on the term and equipment loans. Alternativel, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan fixed at prime plus 0.25% and the term and equipment loans fixed at prime plus 0.50%. Interest is paid monthly in arrears on all loans. The credit facility matures on December 31, 2000.

5.      EARNINGS PER SHARE

        Earnings per share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                                          QUARTER ENDED        NINE MONTHS ENDED
                                                        ------------------    ------------------
                                                        OCT. 1,    OCT. 2,    OCT. 1,    OCT. 2,
                                                         1999       1998       1999       1998
                                                        -------    -------    -------    -------
Net income ..........................................   $ 1,837    $ 1,949    $ 4,906    $ 3,362
Less:  preferred stock dividends accrued ............       (20)       (20)       (60)       (60)
                                                        -------    -------    -------    -------
Net income available for common shares
     (same for both basic and diluted
     EPS calculation) ...............................   $ 1,817    $ 1,929    $ 4,846    $ 3,302
                                                        =======    =======    =======    =======

Weighted average number of common shares outstanding:

     --Basic ........................................     5,284      5,311      5,265      5,250

        Add:  assumed stock conversions, net of
          assumed treasury stock purchases:
          --stock options ...........................       194        200        196        222
          --stock warrants ..........................        37         31         35         36
                                                        -------    -------    -------    -------

     --Diluted ......................................     5,515      5,542      5,496      5,508
                                                        =======    =======    =======    =======

Basic EPS ...........................................   $  0.34    $  0.36    $  0.92    $  0.63
                                                        =======    =======    =======    =======

Diluted EPS .........................................   $  0.33    $  0.35    $  0.88    $  0.60
                                                        =======    =======    =======    =======


6.      SEGMENT REPORTING

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes revised standards for the manner in which public business enterprises report information about operating segments. Interim reporting of certain segment information is required following the initial year of adoption of the Statement. Segment financial information for the quarterly and nine-month periods ended October 1, 1999 and October 2, 1998 is as follows (in thousands):

                                                QUARTER ENDED           NINE MONTHS ENDED
                                            ----------------------    ----------------------
                                             OCT. 1,      OCT. 2,      OCT. 1,      OCT. 2,
                                              1999         1998         1999         1998
                                            ---------    ---------    ---------    ---------
Net revenues
      Aerospace / Defense:
          -from external customers ......   $  39,329    $  40,064    $ 111,588    $  96,629
          -intersegment revenues ........         250           50          634          212
     Other operating segments:
          -from external customers ......       6,866        7,737       25,715       21,617
          -intersegment revenues ........        --           --           --           --

     Elimination of intersegment revenues        (250)         (50)        (634)        (212)
                                            ---------    ---------    ---------    ---------
          Total .........................   $  46,195    $  47,801    $ 137,303    $ 118,246
                                            =========    =========    =========    =========

 Operating income (loss)
      Aerospace / Defense ...............   $   4,293    $   4,814    $   9,969    $   8,518
    Other operating segments ............         524          549        3,282        1,958
    Corporate ...........................        (829)      (1,234)      (2,370)      (2,412)
                                            ---------    ---------    ---------    ---------
          Total .........................   $   3,988    $   4,129    $  10,881    $   8,064
                                            =========    =========    =========    =========

7.      COMPREHENSIVE INCOME

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. Statement 130 requires, among other things, that an enterprise report a total for comprehensive income in financial statements of interim periods issued to shareholders. For the quarterly and nine month periods ended October 1, 1999 and October 2, 1998, the Company's consolidated comprehensive income does not differ materially from the consolidated net income set forth on the accompanying condensed consolidated statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.


RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 1, 1999 COMPARED WITH THE QUARTER ENDED OCTOBER 2, 1998

        Revenues for the quarter ended October 1, 1999 decreased $1.6 million compared to the quarter ended October 2, 1998, or 3.3%, from $47.8 million in 1998 to $46.2 million in 1999. The decrease in revenues was primarily attributable to a decrease in shipments on shelter contracts relating to the timing of contract awards and performance periods. This decrease was partially offset by increased revenues on chemical defense contracts and increased deliveries of composite components on several long-term aerospace / defense programs, including the C-17 and F-18 E/F military aircraft.

        Gross profit as a percentage of revenues was 23.1% in the third quarter of 1999, compared to 23.5% in the third quarter of 1998. The decrease was primarily attributable to increased depreciation expense resulting from a higher level of fixed assets in 1999 compared to 1998 and minor changes in product sales mix.

        General and administrative expenses decreased $0.4 million, or 6.1%, from $7.1 million to $6.7 million. As a percentage of revenues, general and administrative expenses decreased from 14.9% in 1998 to 14.4% in 1999. The decrease was primarily the result of cost reductions implemented at the division level and lower corporate expense relating to non-recurring expenses incurred in the third quarter of 1998, including charges in connection with potential business acquisitions, which did not materialize.

        Operating income was $4.0 million, or 8.6% of sales, for the third quarter of 1999, compared to $4.1 million, or 8.6% of sales, for the third quarter of 1998. The decrease in operating income was primarily attributable to the decrease in revenues and gross profit margin, which was partially offset by reduced general and administrative expenses.

        Interest expense for the quarter was $999,000 in 1999 compared to $960,000 in 1998. The increase reflects higher average loan balances outstanding during 1999 compared to the same period of 1998.

        Income taxes decreased $68,000 for the quarter as a result of lower pre-tax earnings. The effective tax rate was 38.5% for both periods.

NINE MONTHS ENDED OCTOBER 1, 1999 COMPARED WITH THE NINE MONTHS ENDED OCTOBER 2, 1998

        Revenues for the nine months ended October 1, 1999 increased $19.1 million over the nine months ended October 2, 1998, or 16.1%, from $118.2 million in 1998 to $137.3 million in 1999. The increase in revenue in 1999 over 1998 was primarily attributable to the following factors: (i) increased revenues on chemical defense contracts, including two large contracts which were in the design or start-up phase during most of the first nine months of 1998 and have been in full production during all of 1999, (ii) increased deliveries of composite components on several long-term aerospace / defense programs, including the C-17 and F-18 E/F military aircraft and (iii) increased sales of the Company's commercial products, including specialty vehicle electronics and natural gas vehicle ("NGV") fuel tanks. These increases were partially offset by a decrease in shipments on shelter contracts.

        Gross profit as a percentage of revenues was 23.0% for the first nine months of 1999, compared to 23.2% for the comparable period in 1998. The decrease was primarily attributable to increased depreciation expense resulting from a higher level of fixed assets in 1999 compared to 1998 and minor changes in product sales mix.

        General and administrative expenses increased $1.4 million, or 7.2%, for the first nine months in 1999, reflecting a general increase in business activity. As a percentage of revenues, general and administrative expenses decreased from 16.3% in 1998 to 15.1%. The percentage decrease was primarily attributable to the increase in revenues.

        Operating income was $10.9 million, or 7.9% of sales, for the first nine months of 1999, compared to $8.1 million, or 6.8% of sales, for the same period in 1998. The increase in operating income was primarily attributable to the increase in revenues and gross profit margin, which was partially offset by increased general and administrative expenses.

        Interest expense in 1999 increased $305,000 for the nine months, primarily as a result of an increase in average loan balances outstanding during 1999 compared to 1998.

        Income taxes increased $1.0 million for the nine months in 1999 as a result of higher pre-tax earnings. The effective tax rate was 38.5% for both periods.

FINANCIAL CONDITION AND LIQUIDITY

        Cash flow provided by operations was $3.2 million for the first nine months of 1999 compared to $2.9 million used in operations for the same period in 1998. Working capital, excluding short-term debt balances, increased $3.5 million in the first nine months of 1999 to $55.3 million. This increase was the result of (i) an increase of $5.4 million in inventory, reflecting a continued build-up on a few major aerospace composites programs which are in the start-up or early production phases, (ii) an increase of $3.6 million in accounts receivable, resulting primarily from an increase in revenues during 1999, (iii) an increase of $4.3 million in accounts payable and accrued expenses, partially as a result of increased inventory levels, (iv) a decrease in cash balances of $1.8 million and (v) a net increase in other working capital components of $0.6 million. Net cash used in investing activities totaled $5.6 million in the first nine months of 1999 and resulted exclusively from capital expenditures.

        The Company's primary loan agreement was amended on September 22, 1999 to increase the balance of the term loan to $19.4 million from the paid-down balance of $16.7 million existing just prior to the increase. The Company's total credit facility under the amended agreement is $50.0 million consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) a $19.4 million term loan and (iii) a $3.6 million capital expenditure line of credit. The term loan is payable quarterly based on a seven-year amortization period. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.25% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 2.75% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan fixed at prime plus 0.25% and the term and equipment loans fixed at prime plus 0.50%. Interest is paid monthly in arrears on all loans. The credit facility matures on December 31, 2000. As of October 1, 1999, the Company had approximately $3.4 million of unused borrowing availability on this credit facility.

        At October 1, 1999, the Company's backlog of orders and long-term contracts was approximately $611 million, compared to $585 million at December 31, 1998. The backlog includes firm released orders of approximately $184 million and $191 million at October 1, 1999 and December 31, 1998, respectively.

        As discussed above, the Company has made capital expenditures totaling $5.6 million during the first nine months of 1999, which have been financed by a combination of cash flows from operations and increased borrowings under the revolving, term and equipment loan portions of the Company's credit facility.

       ATP announced on September 3, 1999 that it had entered into a definitive merger agreement with a subsidiary of The Veritas Capital Fund, L.P. to sell the Company for approximately $135 million, including debt (the "Merger Agreement"). The agreement specifies that the stockholders of ATP would receive in cash $14.50 per share without interest. On October 22, 1999, ATP announced that its shareholders had approved the Agreement and Plan of Merger. Notice of Early Termination of the waiting period under the Hart-Scott-Rodino Premerger Notification statute was received by representatives of the Company on October 14, 1999. The transaction is subject to the completion of financing arrangements by the buyer. Pursuant to the terms of the agreement, the merger is expected to be completed before January 31, 2000. However, there can be no assurance that the merger will be completed.

        Management of ATP believes that cash flows from operations and available borrowings under its credit facility are adequate to sustain the Company's current operating level and future short-term growth. However, should circumstances arise affecting cash flow or requiring capital expenditures beyond those anticipated by the Company, there can be no assurance that such funds will be available.

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

        ATP has completed the assessment phase under its plan. ATP estimates that it has currently completed 90% of the modification / implementation phase and 80% of the testing phase of its plan. ATP anticipates that it will complete all phases of its plan by the end of 1999. ATP anticipates that it will be Y2K compliant by the end of 1999 with respect to internal information technology ("IT") and non-IT systems that are critical to its operations. ATP is currently evaluating the time table upon which all other IT and non-IT systems can be made Y2K compliant and will target a date when the evaluation is complete. However, ATP does not currently anticipate any material adverse effect on its business operations, products or financial prospects as a result of the Y2K problem.

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

         The Company has not entered into transactions that subject it to material foreign currency transaction gains and losses.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.    OTHER INFORMATION

       ATP announced on September 3, 1999 that it had entered into a definitive merger agreement with a subsidiary of The Veritas Capital Fund, L.P. to sell the Company for approximately $135 million, including debt. The agreement specifies that the stockholders of ATP would receive in cash $14.50 per share without interest. Notice of Early Termination of the waiting period under the Hart-Scott-Rodino Premerger Notification statute was received by representatives of the Company on October 14, 1999. On October 22, 1999, ATP announced that its shareholders had approved the Agreement and Plan of Merger. The transaction is subject to the completion of financing arrangements by the buyer. Pursuant to the terms of the agreement, the merger is expected to be completed before January 31, 2000. However, there can be no assurance that the merger will be completed.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27.1 -- Financial Data Schedule (for SEC use only)

      (b)  Reports on Form 8-K.

           Current Report on Form 8-K filed September 15, 1999 reporting under
           Item 5 the Company's entering into the Merger Agreement on September 3, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADVANCED TECHNICAL PRODUCTS, INC.
                                        (Registrant)


Dated: November 15, 1999      By:  /S/ GARRETT L. DOMINY
                              Garrett L. Dominy, Executive Vice President, Chief
                              Financial and Accounting Officer, Treasurer and
                              Assistant Secretary

                                  EXHIBIT INDEX

           27.1 -- Financial Data Schedule (for SEC use only)