Form 10-K
period 1999-12-31
ADVANCED TECHNICAL PRODUCTS INC
filed 2000-05-22
CIK 60911

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

                         200 MANSELL CT. EAST, SUITE 505
                             ROSWELL, GEORGIA 30076
               (Address of principal executive offices) (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (770) 993-0291
                                                   ------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
    Common Stock, $0.01 par value            Nasdaq / National Market System

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.              [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant on May 19, 2000 was $20,436,496 (3,987,609 shares at $5.125 per share, the closing price of the registrant's common stock on the Nasdaq National Market on May 19, 2000). As of that date, 5,325,583 shares of the Company's Common Stock were outstanding.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

   Advanced Technical Products, Inc. ("ATP" or the "Company") is a Delaware corporation that manufactures a variety of products in the following principal business segments: (i) Aerospace and Defense, (ii) Commercial Composites, (iii) Structural Core Materials and (iv) Other Commercial Products. Such products are manufactured through five business units, Marion Composites, Intellitec, Lincoln Composites, Alcore and Lunn Industries. The Aerospace and Defense segment designs, develops and manufactures advanced composite material products, including radomes, aircraft components, missile and satellite composite structures, engine components, rocket motor cases, pressure vessels, relocatable shelters, missile launch tubes, torque shafts and fuel tanks, as well as a wide range of integrated defense systems including electro-optical systems, chemical detection systems, ordnance delivery systems and light-weight camouflage systems. The Commercial Composites segment produces natural gas vehicle ("NGV") fuel tanks, products used in the exploration and production of oil and gas and other composite-based commercial products. The Structural Core Materials segment produces aluminum honeycomb products used by the aerospace and defense industries as well as industrial, transportation and construction customers. The Other Commercial Products segment primarily consists of a manufacturer of electrical power switching products for specialty vehicles including recreational vehicles, motor homes, conversion vans, over-the-road trucks and leisure boats. See Note 4 to the Consolidated Financial Statements of the Company for a summary of selected financial data of each reportable business segment.

   On October 31, 1997, TPG Holdings, Inc., a Delaware corporation ("TPG"), merged with Lunn Industries, Inc., a Delaware corporation ("Lunn"), under the name "Advanced Technical Products, Inc." Lunn was originally incorporated in New York in 1948 and was reincorporated in Delaware in 1987. TPG was formed in 1995 to acquire the business and assets of three operating units of the Brunswick Technical Group (the "Brunswick Business"), which was completed on April 28, 1995.

   On May 29, 1998, ATP acquired all of the capital stock of Brigantine SA, a manufacturer of honeycomb products and engineered panels located in France. The acquired company, renamed Alcore Brigantine, operates as a subsidiary of Alcore, Inc., a division of the Company. The acquisition has expanded the Company's access to the European aerospace and commercial markets.

AEROSPACE AND DEFENSE SEGMENT

   COMPOSITE BASED PRODUCTS

   RADOMES. One of ATP's principal products is high-performance radomes. A radome is the housing, usually made of composite materials, that shelters the antenna assembly of a radar set on an airplane, rocket or missile. Management believes that ATP has approximately a 75% share of the domestic high-performance radome market and is the sole supplier of radomes for aircraft such as the EA6B, AV-8B, B-1, B-1B, C-5B, C-17, F-4, F-5, F-14, F-15, F-16 and the F/A-18.
Additionally, ATP owns ceramic radome manufacturing technology which enables it to manufacture high temperature, high performance radomes for interceptor missile applications. Management believes that ATP has been the sole supplier of Patriot Missile radomes for the past 12 years.

   Sales of radomes for each of 1999, 1998 and 1997 constituted 9.0%, 7.8% and 16.7%, respectively, of the total consolidated revenues of ATP.

   AIRCRAFT COMPONENTS. ATP manufactures composite materials and products for aerospace and defense applications and is a leading manufacturer of advanced composite aircraft structures. ATP currently fabricates flap assemblies, winglets and landing gear doors for the C-17. Management believes the C-17 is a high-priority program for the U.S. Air Force and that the production of these C-17 components will provide a stable stream of revenue for ATP for the foreseeable future.

   ATP also manufactures composite-based canopies, fuel tanks, wing and floor panels, fairings and other aircraft components. ATP has participated in developmental projects that include the successful application of radar absorbing materials and structures, frequency selective surfaces and low observable applications.

   ATP's program to supply flap track fairings to The Aerostructures Corporation is currently in production, and over 50 shipsets have been delivered. These parts are installed on the Airbus A330 and A340 aircraft. This "life of the program" contract is anticipated to cover approximately 500 aircraft.

   In February 1998, ATP entered into a long-term production alliance with GE Aircraft Engines pursuant to which ATP is manufacturing a composite inlet device for the GE F414-400 turbofan engine to be used in the U.S. Navy's newest fighter, the F/A-18E/F "Super Hornet." In June 1998, GE placed an order with an estimated value of $65 million over five years as the initial step in the GE-ATP alliance. ATP has been delivering product under the order since late 1998.

   Sales of aircraft components for each of 1999, 1998 and 1997 constituted 19.6%, 16.2% and 8.8%, respectively, of the total consolidated revenues of ATP.

   ROCKET MOTOR CASES. ATP manufactures a variety of rocket motor cases used in solid propellant propulsion systems that are incorporated into strategic (long-range) and tactical missile systems as well as orbiting commercial satellites and deep-space penetration spacecraft. ATP manufactures rocket motor cases for use in strategic missiles such as the D-5 Trident II, as well as for tactical missile systems such as the PAC-3 Anti-Missile missile. ATP also manufactures the ORBUS-21D rocket motor case, which is used in conjunction with the space shuttle and other unmanned launch vehicles to place satellites into Earth's orbit, and is also used on deep space missions.

   PRESSURE VESSELS. ATP produces filament wound pressure vessels that are used predominantly in aircraft, launch vehicles and space applications where weight minimization is critical. These high-performance pressure vessels are typically used as a storage container for pressurized helium, nitrogen, xenon and other gases which are used in critical system applications, including emergency power, crew capsule impact and flotation, maneuvering, environmental, fuel feed and purge systems. ATP has been a leader in the integration of filament winding technology in combination with metal liners that results in vessels that meet or exceed structural requirements. A number of existing pressure vessel configurations are currently qualified by prime contractors and the military. This qualification minimizes competition for follow-on orders and provides a variety of products that can be offered for new applications with minimal capital investment and production lead time.

   FUEL TANKS. External fuel tanks are used by the military to provide aircraft with additional operating range. The military requires all-composite external fuel tanks because they offer a significant weight advantage and improved crash survivability, greater safety in a fire, and improved gunfire protection. Management believes that ATP is currently the only qualified producer of the tank liner for the 230-Gallon AH-64/UH-60 Fuel Tank, which is used by the U.S. Army. In October 1998, ATP received a contract for the production of the 480-gallon external fuel tanks for the F/A-18E/F. Deliveries extend through 2001 under the current contract.

   VEHICLE/MISSILE STRUCTURES. ATP's vehicle/missile structure product line includes composite products used for various structural applications such as launch vehicles, space, marine and aircraft applications. Products more recently included in this product line are missile warheads, radar housings, missile structures, aircraft and missile control surfaces and aircraft engine ducts. These structures must be light weight and have excellent structural properties in order to replace conventional metal products. These projects are usually obtained from various aerospace and defense companies and government laboratories that need to develop prototype hardware to demonstrate capabilities of advanced composites.

   TUBULAR PRODUCTS. ATP's tubular product line includes missile launch tubes and torque shafts. The primary products in the launch tube line include the Multiple Launch Rocket System (MLRS) and the launch canister for the submarine based Tomahawk Missile. While management believes that the MLRS program is important to the U.S. Army as an effective, low-cost weapon system, the Army has a large inventory of these missiles, and the funding level for this program remains low. Composites offer desirable properties for torque shafts for various aerospace and defense applications and are presently being used in the V-22 Osprey and Boeing Vertol's 234 helicopter. ATP has firm orders for the V-22 Osprey that ATP anticipates delivering in 2002.

   RESIN TRANSFER MOLDING. Resin transfer molding (RTM) is the fabrication of a composite component formed by pumping resin into a mold containing reinforcement material. The rough product is then removed from the mold and finished. While use of this manufacturing process is primarily driven by its lower cost, recent advances in materials and equipment have helped to make the process a viable choice for fabricating composite aircraft and military structures. ATP supplies over 90 parts on the Air Force Air Superiority Fighter, the F-22, and is the only qualified non-prime supplier of RTM components for the Navy's F/A-18E/F.

   In addition to serving as a supplier to the manufacturers of military aircraft, ATP is also providing components for commercial aircraft and engine components, producing over 15,000 jet and turbine engine components annually. ATP continues to grow this manufacturing process and is expanding into diversified liquid molding processes, such as Vacuum Assisted Resin Transfer Molding (VARTM), for a wide variety of applications in support of its aerospace and defense customer base.

   METAL BONDING. ATP supplies metal bonded products through its Lunn Industries division. ATP possesses the technology and qualifications required by The Boeing Company for Phosphoric Acid Anodizing (PAA) and structural bonding to BAC 5555. This PAA capability allows ATP to service the commercial aircraft market. Numerous other qualifications allow ATP to provide products and services to the spaceflight, defense and industrial markets. ATP metal bonded products can be found in the Boeing 777, 747, 757, 767 and 727 commercial aircraft as well as numerous defense and satellite applications.

   OTHER DEFENSE SYSTEMS

   CHEMICAL DEFENSE. ATP continues its role as an industry leader in the Chemical Defense market. In 1999, ATP entered into a unique Partnership Agreement with the U.S. Army's Soldier and Biological Chemical Command (SBCCOM). All subsequent contracts awarded by SBCCOM to ATP will include an individually designed and tailored Partnering Agreement geared toward successful contract performance and continuous product and process improvement. Management believes that this agreement is evidence of ATP's strong position in this market and the confidence developed between the Company and its customer.

   ATP is a leader in the remote chemical detection sector, which management expects to be a growth market for the next several years, based on the latest U.S. defense budgets. ATP's M21 Remote Chemical Sensing Device was successfully deployed during the Gulf War, and ATP is currently performing under a contract to develop the next generation remote sensor, the Joint Services Lightweight Standoff Chemical Agent Detector (JSLSCAD). The JSLSCAD contract, awarded in 1997, consists of a cost-plus development phase worth slightly over $30 million over four years, plus options for production units potentially worth over $200 million.

   During 1999, the Company continued production on the Improved Chemical Agent Monitor (ICAM), a monitoring system designed to detect surface contamination on a wide variety of objects. Full-scale production of the ICAM is expected to continue through 2002.

    ATP is also actively involved in the development and production of collective protection systems. Collective protection systems provide a clean and over-pressured environment for soldiers to conduct their missions. Management believes that ATP's collective protection systems, such as the internally developed Bio-Chem Filter Blower Unit (BFBU), are the collective protection systems of choice for several of the next generation vehicle systems. ATP is continuing its production of the M28 Deployable Medical Collective Protection Equipment (CPE). This product assures a clean environment for field hospital units for both the U.S. Army and U.S. Air Force. Production of the M28 CPE is expected to continue through the first half of 2000.

   With the need for lighter weight vehicles in the medium sized brigade, ATP also has developed the Chemical Agent Filter Unit (CAFU) which has been geared to meet the needs of this new Army initiative.

   To support the need for an integrated battlespace, ATP was awarded the production effort for the Multi-Purpose Integrated Chemical Agent Detector (MICAD) as a subcontractor to Lockheed Martin. This system integrates the data from a host of detectors and automatically assembles and communicates the condition of the battlespace. Production began in late 1999 with deliveries expected to continue through 2001.

   Sales of chemical defense systems and related products for each of 1999, 1998 and 1997 constituted 19.4%, 10.1% and 4.3%, respectively, of the total consolidated revenues of ATP.

   SHELTERS/SHELTER INTEGRATION. ATP designs, develops and produces mobile military shelters and has developed leading design and automated production capabilities for honeycomb as well as foam and beam sandwich panel construction relocatable shelters. Management believes that most of the shelters in the inventory of the Department of Defense (DOD) were designed and produced by ATP or its predecessors. ATP currently produces the Multi-Purpose Maintenance & Shop Van (MMSV) for Stewart & Stevenson. This foam and beam shelter is mounted on Stewart & Stevenson's 2 1/2 ton Light Medium Tactical Vehicle (LMTV) currently being fielded by the U.S. Army.

   In the past year, ATP has broadened its product line with production of the unique Chemical Biological Protection System Shelter (CBPSS), initial award of Type III & IV Cargo Bed Covers (CBC), and introduction of the patents pending Height Reducible Electronic Enclosure (HREE). Designed for mounting on the U.S. Army's newest 2 1/2 ton truck, management believes that the HREE affords tremendous improvement in warfighter mobility and logistics.

   Sales of shelters and shelter integration products for each of 1999, 1998 and 1997 constituted 5.8%, 16.2% and 12.2%, respectively, of the total consolidated revenues of ATP.

   ORDNANCE. ATP has been the sole manufacturer of the Volcano launcher system. Customers for this system include the U.S. Army and other defense prime contractors. The Company's current focus is on support to fielded systems and the development of alternative applications of this proven delivery system.

    Sales of ordnance delivery system components for each of 1999, 1998 and 1997 constituted 0.3%, 2.0%, and 18.9%, respectively, of the total consolidated revenues of ATP.

   TACTICAL DECEPTION. ATP is a leading producer of tactical deception products for the U.S. Armed Forces and other military customers and has delivered approximately one million modules of U.S. military Lightweight Camouflage Screen Systems (LCSS). In 1999, the Company continued production of LCSS for the U.S. Army Communications Electronics Command. This production is expected to continue through mid-year 2000.

COMMERCIAL COMPOSITES SEGMENT

   NATURAL GAS VEHICLE FUEL TANKS

   ATP continues to maintain the dominant market share in the delivery of all-composite fuel tanks that contain compressed natural gas for use as a vehicle fuel. In 1999, the Company delivered its 30,000th NGV tank. The demand for NGVs in North America continues to be driven by the public's demand for replacement of diesel buses and their pollution rich exhaust fumes, and federal legislation which provides incentives or tax credits for the use of alternative fueled vehicles. Increased emphasis on reducing the country's dependence on foreign oil imports and increasing fuel prices continue to associate national security and economic benefits with greater use of domestic natural gas. Primary customers include original equipment manufacturers (OEMs) that design and build light duty sedans, transit buses, school buses and high fuel use fleet vehicles. Other customers include vehicle up-fitters or modifiers who install natural gas fueling and storage components to existing vehicles. ATP performs particularly valuable custom design work to allow ease of tank installation and mounting provisions. The Company believes that its background in aerospace projects provides the foundation for the successful design, development and production of fuel storage systems (versus tanks alone) that can contain natural gas or hydrogen in a fashion that couples very high reliability with light weight. The international market continues to offer increased revenue potential. In 1999, the Company delivered products for natural gas vehicles used throughout North America. Products were also delivered to customers in Japan, Mexico, Europe and some developing countries.

   OIL AND GAS EXPLORATION PRODUCTS

   Current deepwater oil completion and production technology utilizes heavy steel riser systems that require expensive tensioning and buoyancy systems, and whose designs are often governed by fatigue considerations. Composite marine risers provide advantages over conventional steel risers because composite materials are lighter weight, more fatigue and corrosion resistant, better thermal insulators and can be designed for improved structural and mechanical performance. Overall, production platform cost reductions are possible as a result of the lower weight and greater compliance of composite risers, along with improvements in system reliability. ATP is currently completing the development of a composite rigid riser for use in deepwater oil production in partnership with Shell, Conoco and Amoco. Related technology is also being applied to drilling risers and high pressure auxiliary lines.

   ATP applied the NGV all-composite tank technology to develop an accumulator tank for the Production Riser Tensioning system on off-shore platforms. There are as many as four accumulators per well, and the new platforms have in excess of 25 wells per platform. The all-composite accumulator is lighter weight, non-corrosive and competitively priced with all-steel accumulators. The ATP accumulator meets ASME Code X and management believes that currently there is not a qualified competitor for this product. These accumulators offer some significant advantages for the platform, and, as a result, the related revenue is expected to increase significantly over the next several years.

STRUCTURAL CORE MATERIALS SEGMENT

   ATP manufactures aluminum and non-metallic honeycomb products through its Alcore division for use in the aerospace and aircraft industries. Aluminum honeycomb is a lightweight cellular material composed of hexagonal cells. The most prominent characteristics of aluminum honeycomb products are high strength-to-weight ratios, fatigue resistance, energy absorption, sound dampening, heat exchange, radio frequency shielding, machinability, airflow directionalization and corrosion resistance. Among Alcore's line of products is PAA-CORE(R), a phosphoric acid anodized honeycomb product. PAA-CORE(R) (TRADEMARK), qualified to Boeing specifications as BMS 4-4 and 4-6, has recently been designated as the material of choice for all new metal bonded structures at The Boeing Company, and management believes it is becoming the material of choice of other commercial and military aircraft industries.

   Since 1994, Alcore has expanded beyond the aerospace market into a number of non-aerospace markets. Applications for high performance, low cost commercial products have been developed for manufacturers of "clean rooms" for computer chip manufacturing and bio-medical research centers, laminated panels for luxury cruise ship cabins and numerous architectural uses. Alcore's honeycomb products are utilized by manufacturers of rail car doors for municipal transit systems, and, due to unique crush characteristics and energy absorbing qualities, by the nuclear and energy absorption industries. The acquisition of Alcore Brigantine SA, the Company's French subsidiary, has increased Alcore's participation in the commercial and aerospace markets in the European Community.

   Sales of honeycomb products for each of 1999, 1998 and 1997 constituted 10.9%, 13.7% and 2.1%, respectively, of the total consolidated revenues of ATP. These include revenues reported subsequent to the date of the acquisition of Alcore (October 31, 1997) and Alcore Brigantine SA (May 29, 1998).

OTHER COMMERCIAL PRODUCTS SEGMENT

   The Company's specialty vehicle electronics group is engaged in the design and manufacture of electronic products for the specialty vehicle market that are primarily used to distribute and control electrical power throughout the vehicle. This market includes recreational vehicles (RVs), conversion vans, trucks, buses, boats and other vehicles. Currently, ATP sells approximately 250 different products, most of which have been introduced to meet a customer's request to solve a particular problem.

   ATP's products fall into three main categories: battery run-down protection and charging, power switching and control, and 120 volt AC power management. Many of the battery run-down protection and charging products are centered around ATP's patented disconnect relay. The power switching and distribution products center on ATP's unique patented multiplex system. ATP's patented 120 volt AC power management products are used in RVs to minimize the overloading of circuit breakers. Management believes that all major motor home OEM's and all but one of the major van converters currently utilize ATP's electrical products.

   ATP is currently directing efforts at increasing its market penetration into the truck, bus and marine industries and increasing sales to major vehicle fleet operators. During 1998, ATP entered into an agreement with Waltco Truck Equipment Co., one of the world's largest manufacturers of lift gates, to be their exclusive source of electronic and electrical components. The initial products include a unique weatherproof "Super Switch", and a controller to prevent damage to the electro-hydraulic pump motor caused by overuse of the lift gate. Also, ATP supplies unique energy management systems to Fleetwood Enterprises and to Winnebago Industries, the two largest manufacturers of motor homes. Management believes that approximately half of all motor homes built are now installed with ATP's energy management systems.

   The Company supplies its Programmable Multiplex Control (PMC) for production buses to Marshall Bus in the United Kingdom. Prototype buses using this system have been built in the U.S. and are currently being road tested. The PMC, a new system that simplifies wiring in transportation and commuter buses worldwide, is the world's first user programmable multiplex system intended for use in vehicles. A patent on this system has been issued. The system is also suitable for other specialty vehicles, such as emergency and maintenance equipment.

   During 1999, the Company signed an exclusive agreement with Horton Ambulance, a premier emergency vehicle builder, to supply electronics for all Horton emergency vehicles. Production started in the beginning of 2000. The Company also continued to make major inroads to the fleet market by supplying its battery run-down protection for use on all new Federal Express trucks being built.

COMPETITION AND MARKETS

   ATP competes with many manufacturers that, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Management believes that factors that affect ATP's competitive posture are the quality of products and services, the ability to employ certain technologies and pricing strategies. ATP competes by defining and understanding customer and market needs, using its technology base to develop new product applications that meet those needs, communicating and demonstrating the technical advantage of its products and building long-term relationships with its customers.

   There are many companies that compete with ATP in the aerospace and defense industry. While ATP's management believes that it has an approximate 75% share of the domestic high-performance radome market and is a leading supplier of radomes in the domestic and international markets, ATP competes with a number of other companies in the production of composite based products used in the aerospace and defense industries. Also, ATP believes it is a leader in the design and production of chemical detection equipment. While ATP's market share varies with respect to its other aerospace and defense products such as rocket motor cases, fuel tanks and pressure vessels, ATP overall has only a minor share of the total aerospace and defense markets.

   Some of ATP's commercial products are highly specialized and face less competition in their respective markets. ATP's management believes that ATP has approximately 90% of the NGV all-composite fuel tank market and is a leading supplier of battery run-down protection and the power switching and control devices for the motor home and van conversion OEM markets. Additionally, while there are numerous producers of standard drill pipe and casing and fiberglass tubulars, management believes that ATP has a leading position in the application of advanced composites in the oil and gas industry.

MARKETING AND CUSTOMERS

   ATP markets its aerospace and defense products directly to its customers through its sales force, active membership in various industry groups, and by participation in industry trade shows. ATP's aerospace and defense products are sold primarily to agencies of the United States government and to commercial customers in the aerospace industry. In 1999, sales to the United States government either directly or by subcontract constituted 62% of ATP's total consolidated revenue. Major customers include

The Boeing Company and Lockheed Martin Corporation. Combined aerospace component sales to these customers, most of which are included above as United States government sales by subcontract, represented approximately 24% of ATP's total consolidated revenues during 1999. ATP's aerospace and defense products are generally designed and developed to customer specifications.

   ATP markets and sells NGV fuel tanks and specialty vehicle electronics primarily to vehicle manufacturers. ATP sells a significant majority of its specialty vehicle products to a few major customers, the loss of any of which would have an adverse impact on ATP's specialty vehicle products group.

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

   The Company provides warranties on products for material and workmanship based on standard industry practice. Though ATP has endeavored to design an extremely safe and durable product, the NGV tank and production riser have a potential for greater product liability than standard aerospace and defense products. ATP believes that it has adequate product liability insurance to offset these risks.

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

BACKLOG

   ATP's total backlog of contracts as of December 31, 1999 was approximately $591 million as compared to approximately $585 million as of December 31, 1998. These backlogs include options or unreleased orders of approximately $433 million in 1999 and $394 million in 1998. The backlog predominantly relates to the aerospace and defense segment.

GOVERNMENT CONTRACTS

   Because the United States government is a primary customer, ATP's revenues are directly affected by the government's budget process, and inadequate funding of the operation and maintenance portion of the DOD budget or a reduction in the budgeted amount for certain programs could have an adverse impact on the revenue of ATP. All government contracts, and, in general, subcontracts thereunder are subject to termination in whole or in part at the convenience of the United States government as well as for default. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. However, with respect to most contracts involving the military, ATP would be entitled to receive cancellation payments upon cancellation of such contracts.

RAW MATERIALS AND SUPPLIES

   Raw materials essential to the conduct of all of ATP's business segments generally are available at competitive prices. To date, ATP has not experienced significant difficulties in its ability to obtain raw materials and other supplies needed in its manufacturing processes, nor does ATP expect such difficulties to arise in the future. ATP ordinarily acquires components and materials through purchase orders typically covering ATP's requirements for periods averaging 90 to 120 days.

RESEARCH AND DEVELOPMENT

   Excluding costs reimbursed under federally funded research and development contracts, ATP has spent $808,000, $864,000 and $1,063,000 for each of 1999,
1998 and 1997, respectively, on research and development. The research and development expenses predominantly relate to the aerospace and defense segment.

SEASONALITY

   The United States government's fiscal year begins on October 1, and contracts and options on contracts are generally awarded just prior to its year end. The lead time to perform the necessary design work, procure materials and begin production is generally several months, and this can create a period of low production, revenue and profits in the first half of each fiscal year of ATP. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

FOREIGN OPERATIONS

   Sales to customers outside the United States totaled approximately 11.5%, 13.6% and 7.1% of ATP's total revenues for each of 1999, 1998 and 1997, respectively. See Note 4 to the Consolidated Financial Statements of the Company for additional disclosure of geographical financial data.

ENVIRONMENTAL REGULATION

   ATP's operations are subject to numerous local, state and federal laws and regulations concerning the containment and disposal of hazardous materials, pursuant to which ATP has incurred compliance costs. Such costs to date have not been material. As described in greater detail under "Item 3. Legal Proceedings", ATP has received notice that its Lunn Industries operation has been identified as a potentially responsible party for certain environmental cleanup expenses associated with a municipal Landfill in Babylon, New York. ATP at present cannot predict with precision what exposure it may face in this matter, but, otherwise does not presently anticipate the need for significant expenditures to ensure continued compliance with current environmental protection laws. Regulations in this area are subject to change and there can be no assurance that future laws or regulations will not have a material adverse effect on ATP.

EMPLOYEES

   At December 31, 1999, ATP had 1,610 employees. Approximately 37% of ATP's employees are covered by four separate collective bargaining agreements with various international and local unions. ATP's management considers employee relations generally to be good and believes that the probability is remote that renegotiating these contracts will have a material adverse effect on its business.

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

                                                         APPROXIMATE    LEASED
                                                           SQUARE         OR
                                                           FOOTAGE       OWNED
                                                         -----------   ---------
Marion Composites Division:
   Marion, Virginia ..................................     1,019,000       Owned

Intellitec Division:
   Deland, Florida ...................................       353,000       Owned

Lincoln Composites Division:
   Lincoln, Nebraska .................................       226,000       Owned
   Lincoln, Nebraska .................................       126,000      Leased

Lunn Industries Division:
   Glen Cove, New York ...............................        93,000      Leased

Alcore Division:
   Belcamp, Maryland .................................        90,000       Owned
   Edgewood, Maryland ................................       110,000      Leased
   Anglet, France ....................................        70,000      Leased

   The manufacturing facilities of the Marion Composites Division and the Lunn Industries Division are used exclusively in connection with ATP's aerospace and defense segments. While predominantly used in connection with ATP's aerospace and defense segments, the facilities of the Intellitec Division and the Lincoln Composites Division are used to some extent in connection with ATP's commercial segments. The Alcore Division facilities are used exclusively in connection with ATP's structural core materials segment.

   ATP pays approximately $1,110,000 in annual rental expense with respect to its principal leased facilities, of which approximately $295,000 relates to facilities in Lincoln, Nebraska, $275,000 relates to facilities in Glen Cove, New York, $480,000 relates to facilities in Edgewood, Maryland and $60,000 relates to facilities in Anglet, France. ATP earns approximately $250,000 in rental income on certain of its Deland, Florida facilities.

   Leases covering ATP's leased facilities expire at varying dates generally within the next 15 years. ATP anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

   During the first quarter of 1998, the Company entered into a ten year lease agreement for a facility located in Edgewood, Maryland, into which the existing Jessup, Maryland operation is being moved. The Company has subleased part of the Jessup facility and anticipates subleasing the entire facility once it has completely vacated the premises. Management has estimated the amount of its remaining lease obligation costs in excess of anticipated future sublease income to be $425,000 at December 31, 1999, and has recorded such amount as general and administrative expenses in 1999.

ITEM 3.     LEGAL PROCEEDINGS

   As of December 31, 1999, Lunn Industries, Inc., a division of the Company, in conjunction with numerous other parties, has been identified as a potentially responsible party (PRP) at an inactive site in Babylon, New York identified by the New York State Department of Environmental Conservation for remediation under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA). As a PRP, the Company may be required to pay a portion of the costs of evaluation and cleanup of this site. Lawsuits and claims involving additional environmental matters may arise from time to time. The New York Attorney General's investigation of the inactive CERCLA site in Babylon, New York is in a very preliminary stage, and as a result, management has based its assessment of potential liability and remediation costs on currently available facts, the number of PRPs identified, documentation available, currently anticipated and reasonably identifiable remediation costs, existing technology, presently enacted laws and regulations and other factors. While the Company may have rights of contribution or reimbursement under insurance policies, such issues are not factors in management's estimation of liability. Based on the foregoing factors, management believes that it is unlikely that the identified matter at the inactive Babylon, New York site will have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

   During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court - District of Maryland as part of a governmental investigation. Additionally, the Company has been notified of an investigation by the United States Securities and Exchange Commission regarding these matters. The Company and management are cooperating fully, and because the investigations are in the early stages, their outcomes are uncertain at this time.

   ATP is not a party to any other legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. ATP does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the cash flows, earnings or competitive position of ATP.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 21, 1999, at the Annual Meeting of the Company's shareholders, the Company's shareholders approved an Agreement and Plan of Merger, dated September 3, 1999, between the Company and two affiliates of The Veritas Capital Fund, LP ("Veritas"): ATP Acquisition Corp. and ATP Holding Corp. (the "September Merger Agreement"), which contemplated ATP Holding Corp's acquisition of the Company. A total of 4,430,450, or 85.1% of the outstanding shares of the Company's common stock outstanding at the time of the Annual Meeting, voted in favor of approval of this Agreement, 30,863 voted against approval and 1,438 abstained.

      The September Merger Agreement specified that the shareholders of the Company would receive $14.50 per share in cash without interest. Due to certain developments which occurred at the Company since October 21, 1999, the parties mutually agreed to terminate the September Merger Agreement without liability to any of the parties. These developments included: (i) the decrease in the Company's revenues and earnings due primarily to the decrease in revenues and earnings at Alcore in the fourth quarter of 1999, (ii) the Company's receipt of notification that it may be deemed a potentially responsible party for some portion of the cleanup costs associated under applicable environmental statutes with the municipal landfill site in Babylon, New York and (iii) the pending governmental investigation into Alcore. On January 28, 2000, ATP entered into a new merger agreement with Veritas (the "January 2000 Merger Agreement") pursuant to which, if such January 2000 Merger Agreement was approved by the Company's shareholders and consummated, the shareholders of the Company would receive $12.75 per share in cash, without interest. The January 2000 Merger Agreement gives Veritas the right to terminate the merger at any time during a ten day period (the "Optional Termination Period") after delivery of the audited financial statements of ATP for the year ended December 31, 1999 (the "Audited Financials"). ATP delivered the Audited Financials together with updated disclosures regarding the Company and its business to representatives of Veritas on May 18, 2000. If Veritas terminates the merger during the Optional Termination Period, the Company must reimburse Veritas for its expenses incurred in connection with the proposed transaction up to a maximum amount of $750,000. If Veritas does not terminate the agreement during the Optional Termination Period, it will be obligated to pay ATP a cash amount of $3,000,000 if Veritas does not obtain financing and close the transaction on or before the earlier of ten days after the approval of the new merger agreement by ATP's shareholders or June 30, 2000. There can be no assurance that the proposed transaction will be completed.

      At the Annual Meeting, the Company's shareholders also ratified the 1998 Advanced Technical Products, Inc. Employee Stock Purchase Plan. A total of 4,341,483 or 97.3.% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of ratification, 110,791 voted against ratification and 10,477 abstained.

      At the Annual Meeting, the Company's shareholders also elected Messrs. Garrett L. Dominy and Sam P. Douglass as Class II Directors. A total of 4,926,065, or 99.6% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of the election of Mr. Dominy, and 19,039 withheld, and 4,925,949, or 99.6% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of the election of Mr. Douglass, and 19,155 withheld.

      Messrs. Alan W. Baldwin's, Robert C. Sigrist's and Lawrence E. Wesneski's terms of office as Class I Directors continued after the Annual Meeting. Messrs. James S. Carter's, Gary L. Forbes' and John M. Simon's terms of office as Class III Directors continued after the Annual Meeting.

      At the Annual Meeting, the Company's shareholders also ratified the appointment of KPMG LLP as the Company's independent public accountants for 1999. A total of 4,940,015, or 99.9% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of ratification, 1,814 voted against ratification and 3,275 abstained.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


   ATP's common stock is traded on the National Market System of the Nasdaq Stock Market, Inc. under the symbol "ATPX" (ATPXE as of late April 2000). The following table sets forth the high and low sales prices of ATP common stock for the calendar quarters indicated, as reported by the Nasdaq Stock Market, Inc.:

                                ATP COMMON STOCK

                                                  MARKET PRICE
                                            -------------------------
FISCAL YEAR ENDED DECEMBER 31,                HIGH             LOW
                                            ---------       ---------
1999
First Quarter .......................       $  11.000       $   7.500
Second Quarter ......................       $  14.250       $   8.875
Third Quarter .......................       $  13.875       $  10.750
Fourth Quarter ......................       $  14.000       $  12.875

1998
First Quarter .......................       $  14.875       $  11.000
Second Quarter ......................       $  15.313       $  11.000
Third Quarter .......................       $  13.250       $   5.500
Fourth Quarter ......................       $  10.000       $   5.500


   On May 19, 2000, ATP had approximately 1,600 stockholders of record. The last reported sales price of ATP's common stock on such date was $5.125.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


      The selected financial data presented below as of and for the periods ending April 28, 1995 through December 31, 1999, have been derived from the audited financial statements of ATP, TPG and Brunswick Technical Group, the assets of which were acquired by TPG on April 28, 1995 pursuant to the acquisition of the Brunswick Business.

      The information presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of ATP and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                                                                       BRUNSWICK
                                                                 ATP                              TPG                TECHNICAL GROUP
                                                   ----------------------------------   ----------------------------  -------------
                                                                                                         AS OF AND      AS OF AND
                                                              AS OF AND                   AS OF AND    FOR THE EIGHT  FOR THE FOUR
                                                          FOR THE YEAR ENDED            FOR THE YEAR      MONTHS          MONTHS
                                                   ----------------------------------      ENDED          ENDED           ENDED
                                                    DEC. 31,    DEC. 31,     DEC. 31,     DEC. 31,       DEC. 31,       APRIL 28,
 (AMOUNTS ARE IN THOUSANDS, EXCEPT EPS DATA)         1999         1998        1997         1996            1995           1995
                                                   ---------    ---------   ---------   ------------   ------------   ------------
                                                             As Restated (3)
STATEMENT OF OPERATIONS DATA:
Revenues .......................................   $ 179,162    $ 164,424   $ 119,433   $    126,534   $     79,172   $     28,416
Cost of revenues ...............................     149,007      128,414      91,312         94,365         61,738         27,354
                                                   ---------    ---------   ---------   ------------   ------------   ------------
Gross profit ...................................      30,155       36,010      28,121         32,169         17,434          1,062
General and administrative
    expenses ...................................      30,424       25,929      19,006         21,758         12,123          1,350
                                                   ---------    ---------   ---------   ------------   ------------   ------------
Operating income (loss) ........................        (269)      10,081       9,115         10,411          5,311           (288)
Interest expense (1) ...........................       3,965        3,579       2,273          2,377          1,892           --
                                                   ---------    ---------   ---------   ------------   ------------   ------------
Income (loss) before income
   taxes and extraordinary item ................      (4,234)       6,502       6,842          8,034          3,419           (288)
Income tax expense (benefit) ...................      (1,074)       2,503       2,634          3,093          1,312           (112)
                                                   ---------    ---------   ---------   ------------   ------------   ------------
Income (loss) before extra-
    ordinary item ..............................      (3,160)       3,999       4,208          4,941          2,107           (176)
Extraordinary item (2) .........................        --           --          --              667           --             --
                                                   ---------    ---------   ---------   ------------   ------------   ------------
Net income (loss) ..............................   $  (3,160)   $   3,999   $   4,208   $      4,274   $      2,107   $       (176)
                                                   =========    =========   =========   ============   ============   ============
EPS DATA:
Earnings (loss) per share - basic ..............   $   (0.61)   $    0.74   $    0.99   $       1.06   $       0.52            N/A
Earnings (loss) per share - diluted ............   $   (0.61)   $    0.71   $    0.95   $       1.03   $       0.52            N/A

BALANCE SHEET DATA:
Working capital ................................   $  18,874    $  22,499   $  21,208   $     18,462   $     17,558   $     26,868
Total assets ...................................     106,552      104,463      85,684         44,723         38,911         53,358
Long-term debt and capital lease
    obligations, including current portion .....      28,606       26,402      19,216         17,222         17,926           --
Redeemable 8% cumulative
    preferred stock ............................       1,000        1,000       1,000          1,000          1,000           --
Common shareholders' equity ....................      27,816       30,109      26,494          7,018          2,919           --

(1) Prior to April 29, 1995, the Brunswick Technical Group was included as part of Brunswick's consolidated financial statements. Brunswick did not allocate any debt or interest expense to the Brunswick Technical Group.

(2) Reflects an extraordinary loss from debt refinancing, net of an income tax benefit of $418,000.

(3) The 1998 amounts have been restated to reflect results of the Company's investigation into possible financial and accounting irregularities at Alcore (See Note 2 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements of ATP and related notes contained elsewhere in this Annual Report on Form 10-K.

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

      On May 29, 1998, ATP acquired all of the capital stock of Brigantine SA, a manufacturer of honeycomb products and engineered panels located in France. The acquired company, renamed Alcore Brigantine SA, operates as a subsidiary of Alcore, Inc., a division of the Company. The acquisition has expanded the Company's access to the European aerospace and commercial markets. The Company's consolidated financial statements include the operating results for Alcore Brigantine SA since the date of the acquisition.

      Historically, approximately 60% to 80% of ATP's products and services have been sold to the United States government through prime contracts directly with governmental agencies, primarily the DOD, or through subcontracts with other governmental contractors. During the mid-1980s, the defense industry began to be negatively impacted by a perceived reduction of threats from the former Soviet Union and affiliated countries in eastern Europe. In addition, increased competition for the United States federal budget dollars resulted in a reduction in real dollars in the United States defense budget over the last decade. Defense spending has recently begun to stabilize in the United States, and management of ATP believes that budgeted procurement spending will increase slightly over the next few years.

      The contraction of the United States defense budget over the last decade and the resulting excess capacity and intensified competition among defense contractors has resulted in significant industry consolidation. ATP's strategy includes the pursuit of acquisitions which will increase its revenue base and improve its cost competitiveness through reduced overhead costs, facility consolidations and the elimination of other duplicative costs. Management is evaluating the possibility of additional acquisitions in the event the pending transaction with Veritas is not consummated. However, because of the uncertainty of the nature and size of these opportunities, as well as ATP's financial leverage, there can be no assurances that the financing necessary to pay for acquisitions can be obtained.

      Although the long-term impact of industry consolidation and the defense spending budget cannot be predicted with certainty, management of ATP believes that it is positioned to increase its presence in the United States defense industry and increase its ongoing diversification efforts into foreign defense markets and selected commercial markets.

      The United States government's fiscal year begins on October 1, and contracts and options on contracts are generally awarded just prior to its year end. The lead time to perform the necessary design work, procure material and begin production is generally several months, and this can create a period of low production, revenue and profits in the first half of each fiscal year of ATP. Over the last five years, the percentage of sales and operating earnings (excluding corporate general and administrative expenses) generated in the second half of the year have been as follows:


                                                      EARNINGS BEFORE
YEAR                                     SALES       INTEREST & TAXES
----                                     -----       ----------------
1999..............................        50%       Not applicable (1)
1998 (as restated) (2)............        57%               62%
1997..............................        57%               73%
1996..............................        54%               62%
1995..............................        56%              134%

(1)   Not applicable because the Company had an operating loss for 1999.

(2) See Note 2 to the Consolidated Financial Statements of the Company for further discussion.

RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

      During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court - District of Maryland as part of a governmental investigation.

      After becoming aware of the possible irregularities, the Company engaged special counsel, and through such counsel, such other advisors as deemed necessary to assist in its investigation of the possible irregularities. As a result of its investigation, the Company has determined to restate its 1998 consolidated financial statements (including its quarterly financial statements for each of the quarters of 1998), as well as for each of the first, second, and third quarters of 1999. The following discussion of 1998 amounts relates to the Company's results of operations as restated for the adjustments determined necessary by the Company's investigation. See Note 2 to the Consolidated Financial Statements of the Company.

      The effects of the adjustments to the 1999 and 1998 quarterly consolidated financial data (unaudited) are summarized as follows:

1999 - BY QUARTER

                                                                                                            EARNINGS (LOSS) PER
                          REVENUES             OPERATING INCOME (LOSS)         NET INCOME (LOSS)         COMMON SHARE - DILUTED
                  ------------------------    ------------------------     ------------------------     ------------------------
                      AS                         AS                            AS                           AS
                  PREVIOUSLY                  PREVIOUSLY                   PREVIOUSLY                   PREVIOUSLY
                   REPORTED       RESTATED     REPORTED       RESTATED      REPORTED       RESTATED      REPORTED      RESTATED
                  ----------    ----------    ----------    ----------     ----------    ----------     ----------    ----------
First ..........  $   42,338    $   41,882    $    2,754    $    1,201     $    1,108    $      186     $     0.20    $     0.03
Second .........      48,770        47,636         4,139         1,638          1,961           513           0.35          0.09
Third ..........      46,195        44,477         3,988          (248)         1,837          (928)          0.33         (0.18)
Fourth * (1)....           *        45,167             *        (2,860)(1)          *        (2,931)(1)          *         (0.56)(1)
                                ----------                  ----------                   ----------                   ----------
  Total Year * .           *    $  179,162             *    $     (269)             *    $   (3,160)             *    $    (0.61)
                                ==========                  ==========                   ==========                   ==========

-----------
     * Restatement for the fourth quarter and total year for 1999 is not applicable.

1998 - BY QUARTER

                                                                                                                   EARNINGS PER
                                 REVENUES                 OPERATING INCOME               NET INCOME           COMMON SHARE - DILUTED
                         ------------------------    ------------------------    ------------------------    -----------------------
                             AS                          AS                          AS                          AS
                         PREVIOUSLY                  PREVIOUSLY                  PREVIOUSLY                  PREVIOUSLY
                          REPORTED      RESTATED      REPORTED      RESTATED      REPORTED      RESTATED      REPORTED     RESTATED
                         ----------    ----------    ----------    ----------    ----------    ----------    ----------    ---------
First ..............    $   30,813    $   30,806    $      986    $      971    $      111    $      102    $     0.02    $     0.01
Second .............        39,632        39,632         2,949         2,832         1,302         1,230          0.23          0.22
Third ..............        47,801        47,296         4,129         2,934         1,949         1,214          0.35          0.22
Fourth .............        46,828        46,690         4,762         3,344         2,325         1,453          0.42          0.26
                         ----------    ----------    ----------    ----------    ----------    ----------    ----------    ---------
  Total Year .......    $  165,074    $  164,424    $   12,826    $   10,081    $    5,687    $    3,999    $     1.01    $     0.71
                         ==========    ==========    ==========    ==========    ==========    ==========    ==========    =========

(1) The operating loss in the fourth quarter of 1999 is discussed under the "YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31", 1998" caption of this section (Item 7) of the Annual Report on Form 10-K.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the components of the statements of operations expressed as a percentage of revenues.

                                                1999         1998        1997
                                              --------     --------    --------
                                                         (As restated)
Revenues ..................................      100.0%       100.0%      100.0%
Cost of revenues ..........................       83.2         78.1        76.5
                                              --------     --------    --------
Gross profit ..............................       16.8         21.9        23.5
General and administrative expenses .......       17.0         15.8        15.9
                                              --------     --------    --------
Operating income (loss) ...................       (0.2)         6.1         7.6
Interest expense ..........................        2.2          2.2         1.9
                                              --------     --------    --------
Income (loss) before income taxes .........       (2.4)         3.9         5.7
Income tax expense (benefit) ..............       (0.6)         1.5         2.2
                                              --------     --------    --------
Net income (loss) .........................       (1.8)%        2.4%        3.5%
                                              ========     ========    ========

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

      Revenues increased $14.7 million, or 9.0% from $164.4 million in 1998 to $179.2 million in 1999. The increase in revenues in 1999 was primarily attributable to the following factors: (i) increased revenues on chemical defense contracts, including two large contracts which were in the design or start-up phase during most of 1998 and have been in full production during all of 1999, (ii) increased deliveries of composite components on several long-term aerospace / defense programs, including the C-17 and F-18E/F military aircraft and (iii) increased shipments of the Company's commercial products, including specialty vehicle electronics and NGV fuel tanks. These increases were partially offset by a decrease in structural core materials shipments primarily caused by reduced material requirements of customers in the commercial aerospace market, and a decrease in shipments on shelter contracts.

      Gross profit as a percentage of revenues was 16.8% in 1999, compared to 21.9% for the comparable period in 1998. The decrease is primarily attributable to the losses incurred by Alcore during 1999, which totaled $6.0 million at the gross profit level. Alcore's losses were primarily the result of: (i) production inefficiencies experienced in the moving of certain operations to a new leased facility, including abnormally high production scrap rates and increased costs for machinery and equipment re-arrangement and set-up, (ii) lower sales prices caused by intensified competition in the commercial aerospace industry and (iii) a write-off of excess and obsolete inventories and capital equipment. Excluding Alcore, gross profit as a percentage of revenues was 22.0% in 1999, substantially the same compared to 1998.

      General and administrative expenses increased $4.5 million, or 17.3%, from $25.9 million in 1998 to $30.4 million in 1999. The increase reflects: (i) higher Alcore expenses, including increased costs relating to the facility move,
(ii) higher corporate expense primarily resulting from nonrecurring costs incurred in connection with the proposed merger with Veritas, and (iii) a general increase in business activity. As a percentage of revenues, general and administrative expenses increased from 15.8% in 1998 to 17.0% in 1999. Excluding Alcore for both years, general and administrative expenses as a percentage of revenues was 15.1% in 1999 compared to 15.2% in 1998.

      Operating loss was $0.3 million in 1999, compared to operating income of $10.1 million in 1998. The decrease is primarily attributed to the Alcore operating loss incurred in 1999, which totaled $11.8 million. Excluding Alcore, operating income was $11.5 million in 1999. During the fourth quarter of 1999, the Company recorded charges totaling approximately $3.0 million to write-down certain equipment and tooling costs at Alcore, reserve for certain inventories that are believed to be no longer recoverable and to accrue for the costs of a lease obligation of Alcore.

      Interest expense in 1999 increased $386,000, primarily the result of an increase in average loan balances outstanding and an increase in average interest rates during 1999 compared to 1998.

   Income tax benefit was $1.1 million in 1999 compared to income tax expense of $2.5 million in 1998. The effective income tax rate was 25.4% in 1999 compared to 38.5% in 1998. The lower effective rate in 1999 reflects a reserve for the state income tax effect for all of the net deferred tax assets generated by the Alcore operating losses in 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

   Revenues increased $45.0 million, or 37.7% from $119.4 million in 1997 to $164.4 million in 1998. Positive revenue variations in 1998 compared to 1997 include: (i) increased revenues of $24.2 million for Lunn and Alcore operations, which were included for the full year in 1998 compared to only the post-merger period (two months) included in the 1997 results reported, (ii) increased shipments of NGV fuel tanks and related products, (iii) increased sales on new aerospace / defense programs, including new C-17 and chemical defense contracts, and (iv) increased shipments on shelter contracts. These increases were partially offset by reduced ordnance product sales resulting from the substantial completion of a major ordnance delivery system contract in early 1998.

   Gross profit as a percentage of revenues was 21.9% in 1998 compared to 23.5% in 1997. The decrease in gross profit percentage was primarily attributable to an unfavorable product sales mix in 1998 compared to 1997 resulting from a full year of Lunn and Alcore operations in 1998 at lower profit rates, particularly at Alcore, relative to TPG operations.

   General and administrative expenses increased $6.9 million, or 36.4%, from $19.0 million in 1997 to $25.9 million in 1998. The increase again reflects the inclusion of Lunn operations for a full year in 1998 compared to two months in 1997. As a percentage of revenues, general and administrative expenses decreased slightly from 15.9% in 1997 to 15.8% in 1998.

   Operating income was $10.1 million, or 6.1% of sales, in 1998, compared to $9.1 million, or 7.6% of sales, in 1997. The increase in operating income reflects the increase in revenues and gross profit, partially offset by increased general and administrative expenses.

   Interest expense in 1998 increased $1.3 million, or 57.5%, primarily because of an increase in average loan balances as a result of (i) debt assumed from Lunn in the merger and (ii) higher working capital and capital expenditures driven by increasing revenue volume anticipated in 1999.

   Income taxes decreased $0.1 million, reflecting lower pre-tax earnings as the effective tax rate was 38.5% for both years.

FINANCIAL CONDITION AND LIQUIDITY

        Cash flow provided by operations was $4.9 million in 1999 compared to $1.5 million in 1998. Working capital, excluding short-term debt balances, decreased $4.2 million in 1999 to $47.1 million.

This decrease was the result of (i) a decrease of $4.2 million in accounts receivable, resulting primarily from lower sales in the last two months of 1999 compared to 1998 and an increased emphasis on customer collections in 1999, (ii) an increase of $4.8 million in inventory, reflecting a continued build-up on a few major aerospace composites programs which are in the start-up or early production phases, (iii) an increase of $6.2 million in accounts payable and accrued expenses, partially the result of increased inventory levels and an increase in accrued employee compensation and benefits at divisions other than Alcore, (iv) an increase in prepaid income taxes of $2.1 million resulting from tax overpayments made during 1999 before it was determined that Alcore was incurring operating losses which would significantly reduce the amount of the Company's income tax liability for 1999 and (v) a net decrease in other working capital components of $0.7 million. Net cash used in investing activities totaled $5.0 million in 1999, and resulted exclusively from capital expenditures.

    The Company's primary loan agreement, as amended on May 16, 2000, includes a total credit facility of $50.0 million consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) a $19.4 million term loan and (iii) a $3.6 million capital expenditure facility. The term loan is payable quarterly based on a seven-year amortization period. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. Interest is paid monthly in arrears on all loans. The credit facility matures on December 31, 2002. As of December 31, 1999, the Company had approximately $3.6 million of unused borrowing availability on this credit facility. The Company is subject to several financial and nonfinancial covenants under the $50.0 million credit facility. At December 31, 1999, the Company was in violation of certain financial covenants. Such violations were cured as a result of an amendment to the agreement dated May 16, 2000.

   As discussed above, the Company has made capital expenditures totaling $5.0 million during 1999, which have been financed by a combination of cash flows from operations and increased borrowings under the revolving, term and equipment loan portions of the Company's credit facility.

      At December 31, 1999, the Company's backlog of orders and long-term contracts was approximately $591 million compared to $585 million and $552 million at December 31, 1998 and 1997, respectively. The backlog includes firm released orders of approximately $158 million, $191 million and $192 million at December 31, 1999, 1998 and 1997, respectively. The decrease in firm released orders at the end of 1999 compared to 1998 and 1997 is primarily the result of a decrease in firm orders at Alcore and the timing of order releases on contract options. Approximately 75% of the Company's firm released backlog at December 31, 1999 is expected to be delivered in 2000.

      ATP announced on September 3, 1999 that it had entered into a definitive merger agreement (the "September Merger Agreement") with two affiliates of The Veritas Capital Fund, L.P. ("Veritas") to sell the Company. Due to certain developments which occurred at the Company since October 21, 1999, the parties mutually agreed to terminate the September Merger Agreement without liability to any of the parties. On January 28, 2000, ATP entered into a new merger agreement with Veritas pursuant to which, if such January 2000 Merger Agreement was approved by the Company's shareholders and consummated, the shareholders of the Company would receive $12.75 per share in cash, without interest. See "Item 4. Submission of Matters to a Vote of Security Holders."

   Management of ATP believes that cash flows from operations and the $50 million credit facility are adequate to sustain ATP's current operating level. However, should circumstances arise affecting cash flow or requiring capital expenditures beyond those anticipated by the Company, there can be no assurance that such funds will be available on commercially reasonable terms, if at all.

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

      DEPENDENCE ON PRINCIPAL INDUSTRIES. The revenues of ATP are concentrated in the aerospace and defense industries. Sales to non-aerospace and non-defense industries, although growing, are anticipated to approximate 20% to 25% of total revenues of ATP for the foreseeable future. ATP's success will be heavily dependent on its ability to successfully obtain major new defense orders currently planned to be released by the United States government and government prime contractors, as well as the continued strength of the aerospace industry, particularly the commercial aircraft industry. No assurances can be given that ATP will be able to successfully obtain all or even a major portion of the targeted defense industry orders anticipated to be placed. The commercial aerospace industry is a cyclical business, and the demand by commercial airlines for new aircraft is highly dependent upon a variety of factors, which historically have been related to the stability and health of the United States and world economies.

      RISKS OF REDUCTIONS OR CHANGES IN MILITARY EXPENDITURES. The primary customers of ATP are agencies of the DOD. Sales under contracts with the DOD or under subcontracts that identify the DOD as the ultimate purchaser represented approximately 62% of ATP's 1999 revenues. The United States defense budget has declined in real terms since the mid-1980s, resulting in some delays in new program starts, program stretch-outs and program cancellations. The United States defense budget has begun to stabilize and even increase in real dollars over the last several years. A major portion of ATP's DOD business is expected to be funded by the procurement and research, development, test and evaluation segments of the defense budget. Procurement and research, development, test and evaluation funding has been significantly reduced over the last decade but is expected to remain relatively stable or grow slightly over the next decade. A significant portion of ATP's DOD business is also expected to be funded by the operations and maintenance portion of the DOD budget, which has declined less than the other segments. A further significant decline or reallocation of the procurement, research, development, test and evaluation or operations and maintenance segments of the DOD budget could materially and adversely affect ATP's sales and earnings. The loss or significant curtailment of ATP's material United States defense contracts would also materially and adversely affect ATP's future sales and earnings.

      COMPETITION. The market for ATP's products is highly competitive. ATP competes with numerous competitors, a number of which possess substantially greater financial, marketing, personnel and other resources. Continued consolidation of major aerospace companies could result in program cancellations as well as increased demand for price concessions. This, together with increased competition for available business, could translate into downward pressure on gross margins with resulting lower overall profit margins. Vendor prices for production materials such as resins, liquid and film adhesives, reinforcing fiber materials and other materials and supplies could increase as demand for aircraft parts and assemblies increase to match higher build rates for commercial aircraft. Higher material prices and demand for lower aircraft part and assembly prices could place increasing pressure on ATP's operating margins and net income. Although management of ATP believes that the Company is well-positioned to maintain or improve its place among its competitors, there can be no assurance that ATP will be able to compete successfully in the future.

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

YEAR 2000 ISSUES

   ATP completed its year 2000 (Y2K) preparation plan which included the following steps: assessment, modification / implementation and testing. The Company has not experienced any significant malfunctions or errors in its internal information technology ("IT") and non-IT systems that are critical to its operations since January 1, 2000. A few minor application problems were identified and resolved early in the year 2000. The Company is not aware of any significant Y2K issues or problems that may have arisen for its significant customers and suppliers. Based on currently available information, the Company is not aware of any significant continued exposure to Y2K systems issues.

   ATP's Y2K costs have not been budgeted and tracked as independent projects, but have been incurred in conjunction with normal sustaining activities. ATP estimates that such costs, including the replacement or upgrading of outdated, noncompliant hardware and software were less than $250,000.

RECENT ACCOUNTING PRONOUNCEMENTS

       In September 1999, the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") Issue No. 99-5, ACCOUNTING FOR PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS. Among other things, EITF Issue No. 99-5 provides additional guidance on how entities should account for costs incurred to design and develop molds, dies, and tooling that will be used to produce products that will be sold under long-term supply arrangements. The Company does not anticipate any material impact on the results of operations upon adopting the provisions of EITF Issue No. 99-5, which becomes effective for design and development costs incurred after December 31, 1999.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which clarifies certain conditions to be met in order to recognize revenue. The Company does not anticipate any material impact on the results of operations as a result of this Staff Accounting Bulletin.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to changes in interest rates primarily relating to its $50 million credit facility. However, the carrying value of borrowings under the credit facility generally approximate fair value due to the variable rate nature of such borrowings. The interest rates are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. At December 31, 1999, the Company had $44.3 million outstanding under the credit facility at a weighted-average interest rate of 8.76%.

   The Company has not entered into transactions which subject it to material foreign currency transaction gains and losses.

ITEM 8.     FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Advanced Technical Products, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Technical Products, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technical Products, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


Atlanta, Georgia
April 28, 2000, except
   as to note 7, which is as of May 16, 2000

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                (Dollars in thousands, except per share amounts)

                                    ASSETS                                                               1999          1998
                                                                                                      ---------      ---------
                                                                                                                   (As restated -
                                                                                                                       note 2)
CURRENT ASSETS:
    Cash and cash equivalents ...................................................................     $     655      $   2,030
    Accounts receivable (net of allowance for doubtful accounts of $658 in 1999 and
        $722 in 1998) ...........................................................................        21,373         25,563
    Inventories and costs relating to long-term contracts and programs in
        Process, net of progress payments .......................................................        44,783         39,945
    Prepaid income taxes ........................................................................         2,054           --
    Other prepaid expenses ......................................................................           468          1,018
    Deferred income taxes .......................................................................         3,900          2,570
                                                                                                      ---------      ---------
                        Total current assets ....................................................        73,233         71,126
                                                                                                      ---------      ---------

PROPERTY, PLANT AND EQUIPMENT:
    Land ........................................................................................           655            655
    Buildings and improvements ..................................................................        10,634          7,037
    Machinery and equipment .....................................................................        27,125         25,235
    Construction in progress ....................................................................         1,096          3,453
    Less-accumulated depreciation ...............................................................       (15,330)       (11,523)
                                                                                                      ---------      ---------
                        Net property, plant and equipment .......................................        24,180         24,857
                                                                                                      ---------      ---------
DEFERRED INCOME TAXES ...........................................................................           778           --

OTHER ASSETS ....................................................................................         8,361          8,480
                                                                                                      ---------      ---------
                        Total assets ............................................................     $ 106,552      $ 104,463
                                                                                                      =========      =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ............................................................................     $  15,560      $  12,968
    Accrued expenses ............................................................................        10,224          6,598
    Short-term debt .............................................................................        28,211         28,767
    Current portion of capital lease obligations ................................................           364            294
                                                                                                      ---------      ---------
                        Total current liabilities ...............................................        54,359         48,627

LONG-TERM LIABILITIES:
    Long-term debt, net of current portion ......................................................        20,168         20,703
    Capital lease obligations, net of current portion ...........................................         1,516          1,483
    Deferred income taxes .......................................................................          --              194
    Other liabilities ...........................................................................         1,693          2,347
                                                                                                      ---------      ---------
                        Total liabilities .......................................................        77,736         73,354

Mandatorily redeemable preferred stock, $1.00 par value; 1,000,000 shares
    Authorized, issued and outstanding; redemption amount of $1,000 .............................         1,000          1,000

SHAREHOLDERS' EQUITY:
    Preferred stock, undesignated, 1,000,000 shares authorized, no shares issued and outstanding           --             --
    Common stock, $.01 par value, 30,000,000 shares authorized, 5,306,438 shares and 5,240,188
        shares issued and outstanding as of December 31, 1999 and 1998, respectively ............            53             52
    Additional paid-in capital ..................................................................        16,816         16,522
    Retained earnings ...........................................................................        11,055         14,295
    Notes receivable from officers ..............................................................          (135)          (135)

    Accumulated other comprehensive income (loss) ...............................................            27           (625)
                                                                                                      ---------      ---------
                        Total shareholders' equity ..............................................        27,816         30,109
                                                                                                      ---------      ---------
                        Total liabilities and shareholders' equity ..............................     $ 106,552      $ 104,463
                                                                                                      =========      =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                  (Dollars in thousands, except per share data)

                                                                                      1999             1998               1997
                                                                                  -----------      -----------        -----------
                                                                                               (As restated - note 2)
Revenues ....................................................................     $   179,162      $   164,424       $   119,433

Cost of revenues ............................................................         149,007          128,414            91,312

General and administrative expenses .........................................          30,424           25,929            19,006
                                                                                  -----------      -----------        -----------
                Operating income (loss) .....................................            (269)          10,081             9,115
Interest expense ............................................................           3,965            3,579             2,273
                                                                                  -----------      -----------        -----------
                Income (loss) before income taxes ...........................          (4,234)           6,502             6,842

Income tax expense (benefit) ................................................          (1,074)           2,503             2,634
                                                                                  -----------      -----------        -----------
                Net income (loss) ...........................................     $    (3,160)     $     3,999       $     4,208
                                                                                  ===========      ===========        ===========
Earnings (loss) per share:
                Basic .......................................................     $     (0.61)     $      0.74       $      0.99
                                                                                  ===========      ===========        ===========

                Diluted .....................................................     $     (0.61)     $      0.71       $      0.95
                                                                                  ===========      ===========        ===========
Weighted average number of common and common equivalent shares outstanding:

                Basic .......................................................       5,273,214        5,270,520         4,157,111
                                                                                  ===========      ===========        ===========
                Diluted .....................................................       5,273,214        5,526,130         4,362,035
                                                                                  ===========      ===========        ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (Dollars in thousands)

                                                        1999        1998        1997
                                                       -------     -------     -------
                                                                (As restated -
                                                                    note 2)
Net income (loss) .................................    $(3,160)    $ 3,999     $ 4,208

Other comprehensive income:
   Minimum pension liability adjustment ...........        601       (320)       (210)

   Foreign currency translation adjustment ........         51        --          --
                                                       -------     -------     -------
Comprehensive income (loss) .......................    $(2,508)    $ 3,679     $ 3,998
                                                       =======     =======     =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (Dollars in thousands)

                                                                                                   1999         1998         1997
                                                                                                 --------     --------     --------
                                                                                                            (As restated
                                                                                                              - note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .......................................................................    $ (3,160)    $  3,999     $  4,208
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
          Depreciation and amortization .....................................................       5,004        3,736        1,512
          Loss on disposal and write-off of property and equipment ..........................       1,479           22           33
          Deferred income taxes .............................................................      (2,287)         (17)        (523)
          Changes in operating assets and liabilities:
                 Accounts receivable ........................................................       4,190         (715)      (2,193)
                 Inventories ................................................................      (4,838)      (4,836)      (9,350)
                 Other assets ...............................................................      (1,675)         (58)         389
                 Accounts payable ...........................................................       2,591           42        5,736
                 Accrued expenses ...........................................................       3,586         (683)        (305)
                                                                                                 --------     --------     --------
                              Net cash provided by (used in) operating activities ...........       4,890        1,490         (493)
                                                                                                 --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures ..............................................................      (5,028)      (8,744)      (1,785)
          Cash payments for businesses acquired, net of cash acquired .......................        --         (2,907)      (1,187)
                                                                                                 --------     --------     --------
                              Net cash used in investing activities .........................      (5,028)     (11,651)      (2,972)
                                                                                                 --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds of borrowings ............................................................       3,163       20,116        5,139
          Repayments of borrowings ..........................................................      (4,254)      (8,084)      (2,102)

          Proceeds from exercise of stock options and warrants ..............................          90           16         --
          Common stock issued under employee stock purchase plan ............................         205         --           --
          Cash dividends paid ...............................................................         (40)         (40)        (120)
          Payments under capital lease obligations ..........................................        (401)        (311)         (17)
                                                                                                 --------     --------     --------
                              Net cash provided by (used in) financing activities ...........      (1,237)      11,697        2,900
                                                                                                 --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................................      (1,375)       1,536         (565)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ................................................       2,030          494        1,059

CASH AND CASH EQUIVALENTS, END OF YEAR ......................................................    $    655     $  2,030     $    494
                                                                                                  ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
          Assets acquired through capital leases ............................................    $    504     $    416     $    183
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid for interest ............................................................    $  3,911     $  3,635     $  2,109
          Cash paid for income taxes ........................................................    $  3,236     $  3,776     $  1,259

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        ADVANCED TECHNICAL PRODUCTS, INC.
                                AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


1.    SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Advanced Technical Products, Inc. (the "Company" or "ATP") and its subsidiaries, all of which are 100% owned. The Company is incorporated in the state of Delaware, with corporate headquarters located in Roswell, Georgia. Principal manufacturing operations are located in Marion, Virginia; Lincoln, Nebraska; Deland, Florida; Belcamp and Edgewood, Maryland; Glen Cove, New York and Anglet, France. The Company's subsidiaries include: Technical Products Group, Inc., Alcore, Inc. ("Alcore"), Marion Properties, Inc., Lincoln Properties, Inc., Deland Properties, Inc., and Alcore Brigantine SA. All significant intercompany transactions and balances have been eliminated.


      REVENUE RECOGNITION

            Revenues and anticipated profits under long-term fixed price production contracts are recorded on the percentage of completion method, principally using units-of-delivery as the measurement basis for effort accomplished. Delivery of units are generally made upon acceptance by the customer in accordance with contract terms.

            Revenues under certain long-term fixed price contracts which require a significant amount of development effort in relation to total contract value are recorded based on the accomplishment of milestones as specified by contract terms. Revenues under cost reimbursable type contracts are recorded as costs are incurred.

            Amounts representing claims for equitable adjustment are included in estimates of future contract revenues used for preparing estimates of contract profitability at completion only when realization is probable and amounts can be reasonably estimated. The amounts included in estimates of future contract revenues for outstanding claims which had not been finalized were approximately $7.3 million and $4.0 million as of December 31, 1999 and 1998, respectively.

            Estimated losses on contracts are recorded in full when identified.

            Revenues for the Company's Structural Core Materials segment are recognized as goods are shipped.

      CASH AND CASH EQUIVALENTS

            Cash equivalents consist of highly liquid financial instruments with an original maturity of three months or less.

      RESEARCH AND DEVELOPMENT COSTS

            Company-sponsored research and development costs are reported as part of general and administrative expenses. Revenues and costs incurred in connection with customer-sponsored research and development contracts are accounted for as contract revenues and costs.

      INVENTORIES

            Inventories, other than inventoried costs relating to long-term contracts and programs, are valued at the lower of first-in, first-out cost or market (net realizable value). Inventory cost relating to long-term contracts and programs includes material, labor, manufacturing overhead and tooling costs dedicated to a contract or program. Costs attributed to units delivered under certain long-term contracts and programs are based on the estimated average cost of all units to be produced as determined under the learning curve concept which anticipates a predictable decrease in unit costs as production techniques become more efficient through repetition. In accordance with industry practice, costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year. Customer progress payments received on long-term contracts are recorded as an offset to related inventory balances.

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

      PROPERTY, PLANT AND EQUIPMENT

            Property additions are recorded at cost. Depreciation is charged against operations over three to ten years for machinery and equipment and seven to forty years for buildings and improvements. Improvements to leased property are amortized over the life of the lease or the estimated life of the improvement, whichever is shorter. Straight-line and accelerated methods of depreciation are used for financial reporting and accelerated methods are used for tax purposes where permitted. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 is $4,730,000, $3,383,000 and
            $1,415,000, respectively.

      EARNINGS (LOSS) PER SHARE

            Basic earnings (loss) per share is computed by dividing net earnings
            (loss) available for common shares by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings available for common shares by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method and (3) the dilutive effect of other potentially dilutive securities.

        STOCK OPTIONS

            The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

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

      GOODWILL

            Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on the straight-line basis over the estimated useful life, but not in excess of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. During 1999, 1998 and 1997, no such goodwill impairment has been identified by the Company.

      LONG-LIVED ASSETS

            In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. During 1999, 1998 and 1997, no such impairment losses have been identified by the Company.

      FOREIGN CURRENCY TRANSLATION

            The local currency has been used as the functional currency in the country in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The translation gains and losses are included as a separate component of shareholders' equity. Transaction gains and losses included in results of operations are not material.

      COMPREHENSIVE INCOME (LOSS)

            Effective January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which requires the reporting of other comprehensive income in addition to net income from operations. Other comprehensive income (loss) for the Company consists of changes to its additional minimum pension liability and foreign currency translation adjustments. The Company has presented separate Consolidated Statements of Comprehensive Income (Loss) to conform to the requirements of SFAS No. 130.

        NEW ACCOUNTING STANDARDS

            In September 1999, the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") Issue No. 99-5, ACCOUNTING FOR PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS. Among other things, EITF Issue No. 99-5 provides additional guidance on how entities should account for costs incurred to design and develop molds, dies, and tooling that will be used to produce products that will be sold under long-term supply arrangements. The Company does not anticipate any material impact on the results of operations upon adopting the provisions of EITF Issue No. 99-5, which becomes effective for design and development costs incurred after December 31, 1999.

            In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which clarifies certain conditions to be met in order to recognize revenue. The Company does not anticipate any material impact on the results of operations as a result of this Staff Accounting Bulletin.

2.    RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

      During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court - District of Maryland as part of a governmental investigation. Additionally, the Company has been notified of an investigation by the United States Securities and Exchange Commission regarding these matters (see note 17).

      After becoming aware of the possible irregularities, the Company engaged special counsel and forensic accountants to assist in its investigation of the possible irregularities. As a result, the Company has determined to restate its 1998 consolidated financial statements (including its quarterly financial statements for each of the quarters of 1998), as well as for each of the first, second, and third quarters of 1999.

      The effects of the adjustments to the 1998 consolidated financial statements are as follows:

      1)    A reduction of revenues of $650,000,

      2)    An increase in cost of revenues of $1,736,000,

      3)    An increase in general and administrative expenses of $359,000, and

      4) A reduction in income tax expense of $1,057,000 to reflect the effect of the above adjustments.

      The aggregate effect of such adjustments was to reduce income (loss) before income taxes by $2,745,000, net income by $1,688,000, and basic and diluted earnings per share by $0.32 and $0.30, respectively.

3.    ACQUISITIONS

      The Company was formed on October 31, 1997 when TPG Holdings, Inc. ("TPG") merged with Lunn Industries, Inc. ("Lunn"), forming Advanced Technical Products, Inc. Former TPG and Lunn common shareholders received 8.3028 and
      0.1 shares of ATP stock, respectively, in exchange for each share of the former companies' stock.

      The merger was accounted for as a purchase of Lunn assets by TPG. The recorded purchase price of $17,582,000 consisted of (1) $ 14,358,000, the market value of Lunn's outstanding stock at the time the intent to merge was announced, (2) $1,200,000, the estimated value of Lunn's stock options and warrants outstanding as of the merger valuation date and (3) $2,024,000 of direct merger costs incurred. As a result of the transaction, the Company recorded $5,124,000 of goodwill, which was reduced in 1998 to $3,788,000 due to the elimination of the valuation allowance for deferred tax assets which had been recorded at the date of the acquisition. Goodwill is being amortized using the straight-line method over 40 years.

      The operating results of Lunn have been included in the Company's consolidated financial statements since the date of the acquisition. The following table presents unaudited pro forma consolidated operating results for the Company for the year ended December 31, 1997 as if the Lunn acquisition had occurred as of January 1, 1997 (in thousands, except per share amounts):

                        Net revenues                    $138,958
                        Net income                         5,090
                        Earnings per share - basic          0.96
                        Earnings per share - diluted        0.91

      The unaudited pro forma consolidated operating results of the Company are not necessarily indicative of the operating results that would have been achieved had the merger been consummated at the beginning of the period presented, and should not be construed as representative of future operating results.

      On May 29, 1998, the Company acquired all of the capital stock of Brigantine SA, a manufacturer of honeycomb products and engineered panels located in France. The acquired company was renamed Alcore Brigantine SA and operates as a subsidiary of Alcore. The acquisition was accounted for as a purchase and the total purchase price of $3,329,000 consisted of (1) $2,502,000 cash paid to the seller, (2) $500,000 in deferred payments evidenced by a note payable and (3) $327,000 of direct transaction costs. As a result of the transaction, the Company recorded $2,307,000 of goodwill, which is being amortized using the straight-line method over 40 years. The Company's consolidated financial statements include the operating results for Alcore Brigantine SA since the date of the acquisition. The pro forma results of operations for 1998 and 1997, assuming the acquisition had been made at the beginning of each year, would not be materially different from reported results.

      The assets and liabilities of the acquired companies have been recorded in the Company's consolidated financial statements at their estimated fair values at the acquisition dates as follows (in thousands):

                                                         ALCORE
                                                      BRIGANTINE SA      LUNN
                                                      -------------    --------
            Cash ..................................   $         317    $   --
            Accounts receivable ...................           1,431       4,076
            Inventories ...........................             476       4,879
            Prepaid and other current assets ......              10         681
            Property, plant and equipment .........           1,542      12,683
            Other assets ..........................             195         644
            Current liabilities ...................            (923)     (7,007)
            Capital lease obligations .............          (1,196)       --
            Long-term debt ........................            (830)     (3,498)
                                                      -------------    --------
                  Total ...........................   $       1,022    $ 12,458
                                                      =============    ========

4.   SEGMENT REPORTING AND CUSTOMER CONCENTRATION

      Effective January 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes revised standards for the manner in which public business enterprises report information about operating segments.

      The Company's operations include three reportable business segments:
      Aerospace and Defense, Commercial Composites and Structural Core Materials. All other operating segments have not met the quantitative thresholds for determining reportable segments. A description and financial data for the segments are summarized below:

      AEROSPACE AND DEFENSE
      The Aerospace and Defense markets served by the Company primarily consist of the United States government (Department of Defense), which the Company sells to on a prime and subcontract basis, and the commercial aerospace market. The Company designs, develops and manufactures a wide range of advanced composite products, advanced electronic and electro-optical components and other integrated defense systems for this market segment. Products include radomes and composite structures for high-performance military and commercial aviation, lightweight relocatable shelters, rocket motor cases, pressure vessels, fuel tanks for military aircraft, advanced electronic and electro-optical components, chemical warfare detection systems, metal bonded panels and other composite assemblies using fibers and reinforced plastics. This reportable segment consists of four operating segments which have been aggregated for segment reporting purposes.


      COMMERCIAL COMPOSITES
      The Commercial Composites segment is involved in the design and manufacture of composite parts and components for the automotive, oil and gas and other commercial industries, including fuel tanks for natural gas vehicles, accumulator bottles, flexible drill pipe and other products.

      STRUCTURAL CORE MATERIALS
      The Structural Core Materials segment consists of Alcore and Alcore Brigantine SA. The segment produces aluminum and composite honeycomb core and related products for the aerospace and defense industry and several commercial markets.

      OTHER
      The remainder of the Company's business consists of miscellaneous operations which have not met the quantitative thresholds for separate segment disclosure. Other consists primarily of a segment that manufactures electrical power switching products for specialty vehicles including recreational vehicles, motor homes, conversion vans, over-the-road trucks and leisure boats.

      Selected financial data by business segment as of and for the years ended December 31, 1999, 1998 and 1997 follows (in thousands):


                                                                                     1999              1998 (a)            1997 (a)
                                                                                   ---------        --------------        ---------
                                                                                                    (As restated -
NET REVENUES                                                                                            note 2)
    Aerospace and Defense:
                  -from external customers .................................       $ 133,214        $      118,897        $  97,690
    Commercial Composites:
                  -from external customers .................................          16,663                15,856           12,061
    Structural Core Materials (a):
                  -from external customers .................................          19,385                21,807            2,561
                   -intersegment revenues...................................             827                   645             --
    Other operating segments:
                  -from external customers .................................           9,900                 7,864            7,121
    Elimination of intersegment revenues ...................................            (827)                 (645)            --
                                                                                   ---------        --------------        ---------
                  Total ....................................................       $ 179,162        $      164,424        $ 119,433
                                                                                   =========        ==============        =========

OPERATING INCOME (LOSS)
    Aerospace and Defense ..................................................       $  11,420        $       12,155        $  10,200
    Commercial Composites ..................................................           2,730                   798              177
    Structural Core Materials (a) ..........................................         (11,943)                 (209)             146
    Other operating segments ...............................................             941                   423              119
    Corporate ..............................................................          (3,417)               (3,086)          (1,527)
                                                                                   ---------        --------------        ---------
                  Total ....................................................       $    (269)       $       10,081        $   9,115
                                                                                   =========        ==============        =========

IDENTIFIABLE ASSETS
    Aerospace and Defense ..................................................       $  60,708        $       57,545        $  48,175
    Commercial Composites ..................................................           7,089                 6,877            8,861
    Structural Core Materials (a) ..........................................          27,446                31,462           22,553
    Other operating segments ...............................................           3,020                 2,945            2,924
    Corporate ..............................................................           8,289                 5,634            3,171
                                                                                   ---------        --------------        ---------
                  Total ....................................................       $ 106,552        $      104,463        $  85,684
                                                                                   =========        ==============        =========

CAPITAL EXPENDITURES
    Aerospace and Defense ..................................................       $   2,556        $        4,222        $   1,025
    Commercial Composites ..................................................             155                 1,336              207
    Structural Core Materials (a) ..........................................           2,010                 3,111              481

    Other operating segments ...............................................             207                    44               66

    Corporate ..............................................................             100                    31                6
                                                                                   ---------        --------------        ---------
                  Total ....................................................       $   5,028        $        8,744        $   1,785
                                                                                   =========        ==============        =========

DEPRECIATION AND AMORTIZATION
    Aerospace and Defense ..................................................       $   2,466        $        1,703        $     840
    Commercial Composites ..................................................             289                   177              267
    Structural Core Materials (a) ..........................................           2,016                 1,631              251
    Other operating segments ...............................................             144                   157              135

    Corporate ..............................................................              89                    68               19
                                                                                   ---------        --------------        ---------
                  Total ....................................................       $   5,004        $        3,736        $   1,512
                                                                                   =========        ==============        =========

-------------
(a) 1997 financial data for the structural core materials segment includes Alcore operations for the two months following the merger creating Advanced Technical Products, Inc. on October 31, 1997. 1998 data for the structural core materials segment includes Alcore Brigantine SA operations for the seven months following the acquisition of the business on May 28, 1998.

      The following table presents the geographic location of the customer for revenues and physical geographic location for long-lived assets as of and for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                              EXTERNAL REVENUES                        LONG-LIVED ASSETS
                                                 --------------------------------------       --------------------------------------
                                                   1999            1998          1997           1999           1998           1997
                                                 --------       --------       --------       --------       --------       --------
       United States .....................       $158,563       $142,009       $110,898       $ 28,127       $ 29,422       $ 25,194
       Foreign countries .................         20,599         22,415          8,535          4,414          3,915          ---
                                                 --------       --------       --------       --------       --------       --------
          Total ..........................       $179,162       $164,424       $119,433       $ 32,541       $ 33,337       $ 25,194
                                                 ========       ========       ========       ========       ========       ========

      MAJOR CUSTOMER INFORMATION
      Revenues from the U.S. government on a prime or sub-contract basis during 1999, 1998 and 1997 were approximately 62%, 61%, and 71% of total revenues, respectively. Approximately 17% and 14% of total revenues for 1999 and 1998, respectively, were to The Boeing Company, and approximately 17% of 1997 revenues were to Lockheed Martin Corporation. No other customers comprised 10% or more of total revenues for the periods reported. Over 85% of major customer revenues reported were included as part of the Aerospace and Defense business segment. More than 92% of total revenues were on a fixed-price basis for all periods reported.

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


5.   INVENTORIES

      Inventories at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                     1999                1998
                                                   --------            --------
                  Finished goods .......           $  1,433            $    956
                  Work in process ......             29,555              25,659
                  Raw materials ........             18,711              24,624
                  Progress payments ....             (4,916)            (11,294)
                                                   --------            --------
                                                   $ 44,783            $ 39,945
                                                   ========            ========

      Work in process includes costs on two major long-term aerospace programs which are in the early stages of performance and have experienced actual costs to date in excess of the estimated average cost of all units to be produced as determined under the learning curve concept. Such costs included in work in process were approximately $12.1 million and $6.3 million at December 31, 1999 and 1998, respectively. The Company has assumed additional orders beyond those currently included in firm released backlog in its estimates of average unit cost of all units to be produced. Recovery of the deferred production costs is dependent on the number of units ultimately sold, actual selling prices and associated future production costs. Sales significantly under estimates or costs significantly over estimates could result in the realization of substantial program losses in future years. Included in the $12.1 million of work in process related to these contracts is $ 10.4 million which would not be absorbed in cost of sales based on existing firm orders at December 31, 1999.


6.   LEASES

      The Company has various lease agreements for offices, factories and certain equipment. The longest lease obligation extends to 2013. Most leases contain renewal options and some contain purchase options. No leases contain restrictions on the Company's activities concerning dividends, further leasing or additional debt.

      The Company is obligated under various capital leases for certain buildings, machinery and equipment that expire at various dates through 2013. The gross amount of buildings, machinery and equipment and related accumulated amortization recorded under capital leases as of December 31, 1999 and 1998 were as follows (in thousands):

                                                          1999            1998
                                                        -------         -------

                 Buildings .....................        $ 1,075         $ 1,167
                 Machinery and equipment .......          1,621           1,147
                 Less accumulated amortization .           (491)           (242)
                                                        -------         -------
                           Net capital lease assets     $ 2,205         $ 2,072
                                                        =======         =======

      Future minimum rental payments at December 31, 1999 under agreements classified as operating leases with noncancelable terms in excess of one year, and the present value of future minimum capital lease payments are as follows (in thousands):


                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
           Year ending December 31:
              2000 ......................................   $   474    $   1,631
              2001 ......................................       393        1,506
              2002 ......................................       306        1,398
              2003 ......................................       223        1,216
              2004 ......................................       145        1,080
              Beyond 2004 ...............................       786        3,771
                                                            -------    ---------
              Total minimum lease payments ..............     2,327    $  10,602
                                                                       =========
              Less amounts representing interest
                (at rates ranging from 4.6% to 18.2%) ...      (447)
                                                            -------
              Net principal portion .....................     1,880
              Less portion due within one year ..........      (364)
                                                            -------
              Long-term portion .........................   $ 1,516
                                                            =======

      During the first quarter of 1998, the Company entered into a ten year lease agreement for a facility located in Edgewood, Maryland, into which the existing Jessup, Maryland operation is being moved. The schedule of operating lease obligations includes the new lease commitment, but excludes the Company's obligation of $1,883,000 for the remaining six years and three months on the lease for the Jessup facility. The Company has subleased part of the Jessup facility and anticipates subleasing the entire facility once it has completely vacated the premises. Management has estimated the amount of remaining lease obligation costs in excess of anticipated future sublease income to be $425,000 at December 31, 1999, and has recorded such amount as general and administrative expenses in 1999.

      Rent expense for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in thousands):

                                        1999            1998            1997
                                       -------         -------         -------
      Basic expense ...........        $ 2,500         $ 2,066         $ 1,194
      Sublease income .........           (291)           (253)           (250)
                                       -------         -------         -------
      Rent expense, net .......        $ 2,209         $ 1,813         $   944
                                       =======         =======         =======


7.    DEBT

      Short-term debt of the Company at December 31 consisted of the following (in thousands):


                                                             1999           1998
                                                          -------        -------
       Revolving loans ...........................        $21,653        $24,845
       Current maturities of long-term debt ......          6,558          3,922
                                                          -------        -------
       Total .....................................        $28,211        $28,767
                                                          =======        =======

      Long-term debt of the Company at December 31 consisted of the following (in thousands):

                                                              1999         1998
                                                            -------      -------
            Term loans ...............................      $19,408      $16,714
            Equipment loans ..........................        3,288        2,819
            Deferred obligation ......................          334          500
            Bonds payable ............................        2,200        2,400
            Other long-term debt .....................        1,496        2,192
                                                            -------      -------
                  Total long-term debt ...............       26,726       24,625
            Less current portion .....................        6,558        3,922
                                                            -------      -------
                  Long-term debt, net of current portion    $20,168      $20,703
                                                            =======      =======

      Scheduled maturities of long-term debt are as follows (in thousands):

      2000 ...........................               $ 6,558
      2001 ...........................                 3,820
      2002 ...........................                15,697
      2003 ...........................                   205
      2004 ...........................                   135
      Thereafter .....................                   311
                                                     -------
            Total ....................               $26,726
                                                     =======

      REVOLVING, TERM AND EQUIPMENT LOANS
      In March 1998, the Company refinanced its revolving and term loans, consolidating them with one lending institution. The financing agreement was amended on September 22, 1999, when the term loan balance was increased to $19.4 million from the paid-down balance of $16.7 million existing just prior to the increase. The Company's credit facility, as amended, with this lending institution totals $50.0 million consisting of:
      (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) a $19.4 million term loan and (3) a $3.6 million capital expenditure facility. As of December 31, 1999, the Company had approximately $3.6 million of unused borrowing availability on this credit facility.

      The Company borrowed $1,200,000 and $3,000,000 during 1999 and 1998, respectively, on its capital expenditure facility. Equipment loan principal payments are made monthly based on a five-year amortization period.

      The revolving, term and equipment loans are secured by collateral consisting of substantially all of the Company's assets including inventory, equipment, receivables, general intangibles, investment property and real property. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. The weighted average interest rates in effect at December 31, 1999 and 1998 for the revolving, term and equipment loans were as follows:

                                         1999               1998
                                       -------            -------
      Revolving loans ..........           8.5%              7.42%
      Term loans ...............           9.0%              7.76%
      Equipment loans ..........           9.0%              7.94%

      Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. The credit facility, as amended on May 16, 2000 extends to December 31, 2002.

      As of December 31, 1999, the Company had approximately $1.3 million of outstanding stand-by letters of credit issued as a guaranty for advance payments received or contract performance bonds.

      The Company is subject to several financial and nonfinancial covenants under the $50.0 million credit facility. At December 31, 1999, the Company was in violation of certain financial covenants. Such violations were cured as a result of an amendment to the agreement dated May 16, 2000.

      DEFERRED OBLIGATION
      The deferred obligation was incurred in connection with the Alcore Brigantine SA acquisition (See Note 3) on May 29, 1998. The remaining obligation at December 31, 1999, which bears no interest, is payable in full on May 29, 2000.

      BONDS PAYABLE AND OTHER DEBT
      Bonds payable result from a financing agreement with the State of Maryland dated May 14, 1997 to provide $2.6 million in 15 year tax-exempt industrial development bonds bearing interest at a variable rate adjusted weekly to finance the purchase of the Belcamp, Maryland honeycomb manufacturing facility and an adjacent 3.2 acre parcel of land. The Company has entered into an interest rate hedge agreement with a financial institution to fix the interest rate on the tax exempt bonds at 5.07% through the year 2012. The bonds payable require annual principal payments of $200,000 and are secured by a letter of credit agreement between the Company and a bank. On May 12, 2000, the agreement was amended for a period extending to May 15, 2001. Conditions of the amended agreement include a requirement that the Company deliver collateral to the bank in the form of qualified investment securities as defined with a value of $100,000 as of the date of execution of the amendment. Additional collateral in $150,000 increments is required to be delivered on or before each of July 1, August 1, September 1, and October 1, 2000. The Company is subject to several financial and nonfinancial covenants under this financing agreement. At December 31, 1999, the Company was in violation of certain financial covenants. Such violations were cured as a result of the amendment to the agreement dated May 12, 2000. It is anticipated that the lender will waive future violations, which are expected by the Company during 2000. However, since such future waivers are not assured, the Company has classified the total amount of the bonds as current at December 31, 1999.

      On July 7, 1997, in conjunction with the tax exempt bond financing, the Company entered into a ten-year $810,000 Maryland Industrial and Commercial Redevelopment Fund loan agreement with interest set at a fixed rate of 5.1% annually, plus a five-year $60,000 loan from Harford County, Maryland with interest set at a fixed rate of 5.5%. The unpaid balance of these loans are reported as other long-term debt and totaled $694,000 and $773,000 at December 31, 1999 and 1998, respectively.

      The remainder of other long-term debt consists of several loans of Alcore Brigantine SA. The weighted average interest rates on such loans at December 31, 1999 was approximately 5.3%, and the remaining duration ranged from one to six years.


8.  RETIREMENT AND EMPLOYEE BENEFIT COSTS

      DEFINED CONTRIBUTION PLANS

      The Company has retirement and savings plans for substantially all of the Company's employees which allow participants to make contributions up to 15% of their base pay via payroll deductions pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary matching contributions. The Company's match for the 1999 plan year was 50% of each participant's pretax contributions, limited to 4% of their salary. The cost of the employer match for 1999, 1998 and 1997 was $679,000, $630,000 and $159,000, respectively.

      Union employees at the Glen Cove, New York facility are covered by a defined contribution retirement plan, the cost of which was $32,000, $33,000 and $5,000 for 1999, 1998 and 1997 (post-merger period only), respectively.

      DEFINED BENEFITS PLANS

      The majority of hourly union employees of the Company, other than those at the Glen Cove, New York facility, are covered by defined benefit pension plans with benefits generally based on negotiated rates and years of service. The Company's funding policy is to contribute annually the minimum required amount determined by its actuaries.

      The change in benefit obligation, change in plan assets and funded status of the defined benefit plans for 1999 and 1998 is summarized as follows (in thousands):

                                                           1999           1998
                                                         -------        -------
 CHANGE IN BENEFIT OBLIGATION:
  Balance at beginning of year ...................       $ 2,803        $ 2,001
  Service cost ...................................           359            233
  Interest cost ..................................           218            180
  Plan amendments ................................             7           --
  Actuarial (gain) loss ..........................          (406)           460
  Benefits paid ..................................          (149)           (71)
                                                         -------        -------
  Balance at end of year .........................       $ 2,832        $ 2,803
                                                         =======        =======
CHANGE IN PLAN ASSETS:
         Balance at beginning of year ............       $ 1,186        $   587
  Actual return on plan assets ...................           324            129
  Employer contributions .........................           726            541
  Benefits paid ..................................          (149)           (71)
                                                         -------        -------
        Balance at end of year ...................       $ 2,087        $ 1,186
                                                         =======        =======
FUNDED STATUS:
  Funded status at end of year ...................       $  (745)       $(1,617)
  Unrecognized net actuarial (gain) loss .........           (26)           626
  Unrecognized prior service cost ................           881            956
                                                         -------        -------
  Prepaid (accrued) benefit cost .................       $   110        $   (35)
                                                         =======        =======

      The amounts recognized in the Consolidated Balance Sheets at December 31, 1999 and 1998 consist of (in thousands):

                                                             1999         1998
                                                           -------      -------
            Prepaid benefit cost .....................     $   151      $    11
                  Accrued benefit cost ...............         (41)         (44)
                  Additional minimum liability .......        (854)      (1,583)
                  Intangible asset ...................         816          956
                  Accumulated other comprehensive income        38          625
                                                           -------      -------
                         Prepaid (accrued) benefit cost    $   110      $   (35)
                                                           =======      =======

      The net periodic benefit cost of the defined benefit plans for the years ended December 31, 1999, 1998 and 1997 by components was as follows (in thousands):


                                                   1999        1998        1997
                                                  -----       -----       -----
Service cost ...............................      $ 359       $ 233       $ 276
Interest cost ..............................        218         180          74
Expected return on plan assets .............       (111)        (65)        (24)
Amortization of prior service cost .........         82          82           3
Amortization of actuarial loss .............         34          24          15
                                                  -----       -----       -----
  Net periodic benefit cost ................      $ 582       $ 454       $ 344
                                                  =====       =====       =====


      Assumptions used to measure the projected benefit obligation and the expected long-term rate of return on plan assets as of December 31 were as follows:

                                                  1999        1998        1997
                                                -------     -------     -------
Discount rate ..............................       8.00%       6.75%       7.25%
Expected return on plan assets .............       8.00%       8.00%       8.00%

      The Company does not have any significant postemployment or postretirement medical or life insurance plans.

9.   SHAREHOLDERS' EQUITY
      The activity in the equity accounts for the period January 1, 1997 through December 31, 1999 is summarized as follows (in thousands):

                                                                                             NOTES       ACCUMULATED
                                                   COMMON STOCK     ADDITIONAL             RECEIVABLE    OTHER COM-
                                              ------------------     PAID-IN    RETAINED      FROM       PREHENSIVE
                                                SHARES    AMOUNT     CAPITAL    EARNINGS    OFFICERS    INCOME (LOSS)    TOTAL
                                              --------   --------   ----------  --------   ----------   -------------   --------
Balance, January 1, 1997 ...................       475   $      5    $    995   $  6,248   $    (135)   $      (95)    $  7,018

Merger transactions:
  Retirement of TPG stock ..................      (475)        (5)        --        --           --              --           (5)
  Conversion of TPG stock to ATP stock .....     3,944         39         --        --           --              --           39
  Conversion of Lunn stock to ATP stock ....     1,276         13         --        --           --              --           13
  Purchase accounting adjustment for
      acquisition of Lunn ..................      --         --         15,511      --           --              --       15,511
Net income .................................      --         --           --       4,208         --              --        4,208
Preferred dividends declared ...............      --         --           --         (80)        --              --          (80)
Additional minimum pension liability .......      --         --           --        --           --              (210)      (210)
                                              --------   --------   ----------  --------   ----------   -------------   --------
Balance, December 31, 1997 .................     5,220         52       16,506    10,376         (135)           (305)    26,494

Exercise of stock options and warrants .....        20       --             16      --           --              --           16
Net income (as restated) ...................      --         --           --       3,999         --              --        3,999
Preferred dividends declared ...............      --         --           --         (80)        --              --          (80)
Additional minimum pension liability .......      --         --           --        --           --              (320)      (320)
                                              --------   --------   ----------  --------   ----------   -------------   --------
Balance, December 31, 1998 (as restated) ...     5,240         52       16,522    14,295         (135)           (625)    30,109

Exercise of stock options ..................        46          1           89      --           --              --           90
Shares issued under employee stock
  purchase plan ............................        20       --            205      --           --              --          205
Net loss ...................................      --         --           --      (3,160)        --              --       (3,160)
Preferred dividends declared ...............      --         --           --         (80)        --              --          (80)
Additional minimum pension liability .......      --         --           --        --           --               601        601
Foreign currency translation gain ..........      --         --           --        --           --                51         51
                                              --------   --------   ----------  --------   ----------   -------------   --------
Balance, December 31, 1999 .................     5,306   $     53   $   16,816  $ 11,055   $     (135)  $          27   $ 27,816
                                              ========   ========   ==========  ========   ==========   =============   ========

      In conjunction with the merger on October 31, 1997, the Company assumed the outstanding obligations of the Lunn and TPG stock option plans. The Company also adopted the 1997 Advanced Technical Products, Inc. Stock Option Plan (the "1997 Plan") on the merger date. Under the 1997 Plan, the Company may grant nonstatutory and incentive stock options to employees of the Company for the purchase of the Company's common stock at an exercise price equal to at least 100% of the fair market value as of the date of grant (110% of such fair market value if the optionee owns more that 10% of the combined voting power of all classes of stock of the Company). The Company has authorized 300,000 shares of common stock for the 1997 Plan. Options granted through December 31, 1999 have 10-year terms and vest at the rate of 20% on each of the five anniversary dates following the year of the grant. At December 31, 1999, approximately 127,000 options were available for grant under the 1997 Plan.

      On November 6, 1997, the Company adopted the Advanced Technical Products, Inc. Non-Employee Director Stock Option Plan, the terms of which are the same as the 1997 Plan, except that options are to be granted only to non-employee members of the Company's board of directors. Stock options for 100,000 shares of common stock are authorized under this plan. Options under the plan are automatically granted and initial grants to purchase 7,500 shares were given to directors serving on November 6, 1997. In addition, newly elected directors will be granted 7,500 shares on the date of their initial election to the board. The initial options vest at a rate of 33 1/3 % on each day preceding the annual meeting of the stockholders of the Company for the three years subsequent to the option grant. Continuing non-employee directors also automatically receive grants of options to purchase 1,000 shares immediately following each annual meeting of stockholders. These options vest 100% on the day immediately preceding the annual stockholders meeting following the grant date and have 10-year terms. At December 31, 1999, approximately 45,000 options were available for grant under this Plan.

      A summary of stock option transactions for 1999, 1998 and 1997 follows (pre-merger amounts have been restated to reflect amounts on a post-merger basis; shares are in thousands):

                                                                      WEIGHTED
                                                         STOCK        AVERAGE
                                                        OPTIONS       EXERCISE
                                                      OUTSTANDING       PRICE
                                                      -----------    -----------
At December 31, 1996 ..............................           208    $      0.41

Options granted ...................................           216          15.00
Options assumed in merger .........................           114           7.36
Options canceled ..................................           (12)          0.41
                                                      -----------    -----------
At December 31, 1997 ..............................           526           7.91

Options granted ...................................            10          13.61
Options exercised .................................           (18)          0.88
Options canceled ..................................            (4)          9.84
                                                      -----------    -----------
  At December 31, 1998 ............................           514           8.26

Options granted ...................................             6          13.50
Options exercised .................................           (46)          1.96
Options canceled ..................................           (11)         15.00
                                                      -----------    -----------
At December 31, 1999 ..............................           463    $      8.79
                                                      ===========    ===========

      The following table summarizes information about stock options outstanding at December 31, 1999 (pre-merger amounts have been restated to reflect amounts on a post-merger basis; shares are in thousands):

                                                                EXERCISABLE
                                                           ---------------------
                      NUMBER OF    WEIGHTED-   WEIGHTED-               WEIGHTED-
    RANGE OF           SHARES       AVERAGE     AVERAGE                 AVERAGE
    EXERCISE          SUBJECT TO   REMAINING   EXERCISE    NUMBER OF   EXERCISE
    PRICES             OPTION        LIFE        PRICE      SHARES       PRICE
--------------------  ----------   ---------   ---------   ---------   ---------
$ 0.41- $ 4.99               149   6.5 years   $    0.41          73   $    0.41
$ 5.00 - $ 10.00              91   4.0 years        7.56          91        7.56
$ 10.01 - $ 15.00            223   7.9 years       14.89         102       14.92

      The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at grant date under the fair-value-based method in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                              1999          1998         1997
                                            ---------     ---------    ---------
Net income (loss):
    As reported ........................    $  (3,160)    $   3,999    $   4,208
    Pro forma ..........................       (3,449)        3,740        4,166

Net income (loss) per share:
    As reported:
         Basic .........................    $   (0.61)    $    0.74    $    0.99
         Diluted .......................        (0.61)         0.71         0.95

    Pro forma:
         Basic .........................    $   (0.67)    $    0.69    $    0.98
         Diluted .......................        (0.67)         0.66         0.94

      The weighted average fair value of options granted in 1999, 1998 and 1997 was $7.60 per share, $7.63 per share, and $8.40 per share, respectively, as estimated using the Black Scholes option-pricing model with the following assumptions (for all years reported):

                 Risk free interest rate                5.95%
                 Expected dividend yield                   0%
                 Expected stock volatility                45%
                 Expected option life                 7 years


      STOCK WARRANTS

      The Company assumed obligations of outstanding Lunn common stock warrants as of the merger on October 31, 1997. A summary of stock warrant transactions for 1999, 1998 and 1997 follows (pre-merger amounts have been restated to reflect amounts on a post-merger basis; shares are in thousands):

                                                                       WEIGHTED
                                                        STOCK          AVERAGE
                                                       WARRANTS        EXERCISE
                                                      OUTSTANDING       PRICE
                                                      -----------    -----------
At December 31, 1996 ..............................          --      $      --
Warrants assumed in merger ........................            66           6.85
                                                      -----------    -----------
At December 31, 1997 ..............................            66           6.85
Warrants exercised ................................            (2)          5.00
                                                      -----------    -----------
At December 31, 1998 ..............................            64           6.91
Warrants expired ..................................            (4)         15.00
                                                      -----------    -----------
At December 31, 1999 ..............................            60    $      6.37
                                                      ===========    ===========

      Certain warrant agreements contain anti-dilutive provisions providing for certain adjustments in the exercise price and the number of shares to be received upon exercise in the event of subsequent sales of stock by the Company below the initial warrant exercise price.

      EMPLOYEE STOCK PURCHASE PLAN

      On October 29, 1998, the Company adopted the 1998 Advanced Technical Products, Inc. Employee Stock Purchase Plan to encourage substantially all employees of the Company to maintain in its employ and to have an opportunity to acquire a proprietary interest in the Company. Under the plan, employees may elect payroll withholdings to acquire shares of the Company's common stock at a per share price reflecting fair market value at the beginning or end of each calendar quarter, whichever is lower. The Company has authorized 1,000,000 shares of common stock under the plan. The plan was approved by the stockholders of the Company during 1999. During 1999, approximately 20,000 shares were issued under the plan at a weighted average price of $9.96. No shares were issued under the plan prior to 1999.

      STOCKHOLDER RIGHTS PLAN

      On March 3, 2000, the Company adopted a stockholder rights plan to assist ATP's stockholders in realizing fair value and equal treatment in the event of any attempted unsolicited takeover of the Company and to protect the Company and its stockholders against coercive takeover tactics. Under the plan, a dividend of one preferred stock purchase right was declared for each share of common stock outstanding at the close of business on the record date, March 10, 2000. No separate certificates evidencing the rights will be issued unless and until they become exercisable. The rights generally will not become exercisable until a person or group acquires 15 percent or more of ATP common stock in a transaction that is not approved in advance by the board of directors. In that event, each right will entitle the holder, other than the unapproved acquirer and its affiliates, to acquire, by payment of the then-applicable exercise price, initially $38, subject to adjustment, shares of ATP common stock with a market value equal to two times the exercise price. In addition, if the rights were triggered by such a non-approved attempted acquisition and ATP were thereafter to be acquired in a merger in which all stockholders were not treated alike, stockholders with unexercised rights, other than the unapproved acquirer and its affiliates, would be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the rights.

10.   MANDATORILY REDEEMABLE PREFERRED STOCK

      The Company has 1,000,000 shares of 8% cumulative and mandatorily redeemable preferred stock outstanding at December 31, 1999 and 1998. In case of liquidation, the holders of preferred stock will be paid out of the assets of the Company in cash equal to $1.00 per share, plus any accumulated and unpaid dividends, before the common stockholders.

      The Company may, at its option, redeem any or all of the outstanding shares of the preferred stock for cash equal to $1.00 per share, plus any accumulated and unpaid dividends. The preferred shares are subject to mandatory redemption at the above-stated value on the earlier of April 28, 2001 or the date on which occurs a change in the ownership of 50% or more of the assets or the common stock of the Company.

11.  RELATED-PARTY TRANSACTIONS

      At December 31, 1999 and 1998, certain officers of the Company have outstanding promissory notes in the aggregate amount of $134,865, which were issued to the Company as consideration for the paid-in capital in excess of par value for the shares of stock they own. Common shares of the Company owned by each employee have been pledged as collateral to secure the payment of the promissory notes. The notes carry an interest rate of the lesser of 8% and the highest rate permitted by applicable law. Principal and accrued interest payments are due in full upon maker's sale of any pledged stock or on April 28, 2001, if earlier. The notes may be repaid at any time at the option of the maker without penalty.

      A director of the Company is also a managing director of Allen & Company, Inc. ("Allen"), which rendered financial consulting services to the Company in 1999, including the preparation of a fairness opinion in connection with a proposed merger of ATP (see Note 17). The Company paid Allen $150,000 in 1999 and has recorded a liability of $100,000 due to Allen for financial consulting fees earned, but not paid as of December 31, 1999.

12.   TECHNOLOGICAL EXPENDITURES

      Technological expenditures, excluding reimbursed projects, for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in thousands):

                                               1999          1998          1997
                                              ------        ------        ------

Research and development .............        $  808        $  864        $1,063
Engineering and other ................           370           138           654
                                              ------        ------        ------
            Total ....................        $1,178        $1,002        $1,717
                                              ======        ======        ======

      The Company was also reimbursed $13.8 million, $11.3 million and $3.9 million under federally funded research and development contracts during the years ended December 31, 1999, 1998 and 1997, respectively.

13.   INCOME TAXES

   The combined provision for U.S. federal and state income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in thousands):


                                                1999         1998         1997
                                              -------      -------      -------

Current .................................     $ 1,213      $ 2,520      $ 3,157
Deferred ................................      (2,287)         (17)        (523)
                                              -------      -------      -------
Total income tax expense (benefit) ......     $(1,074)     $ 2,503      $ 2,634
                                              =======      =======      =======

      The federal statutory tax rate for the years ended December 31, 1999, 1998 and 1997 is reconciled to the effective tax rate as follows:

                                              1999           1998          1997
                                            ------         ------        ------
Federal statutory rate ..............         34.0%          34.0%         34.0%
Valuation allowance increase ........        (10.3)          --            --
State and local taxes, net
  of federal effect .................          3.4            3.7           4.0
Other, net ..........................         (1.7)           0.8           0.5
                                            ------         ------        ------

Effective tax rate ..................         25.4%          38.5%         38.5%
                                             ======         ======        ======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                              1999         1998
                                                             -------     -------
 DEFERRED TAX ASSETS-
    Excess of tax over book capitalized inventory costs .    $   347     $   309
    Reserves not deductible until paid ..................      3,321       1,985
    Allowance for doubtful accounts .....................        208         224
    Other ...............................................         15        --
    Net operating loss carryforwards ....................      2,603       1,013
                                                             -------     -------
                   Total deferred tax assets ............      6,494       3,531

DEFERRED TAX LIABILITIES-
    Depreciation ........................................      1,155       1,155
                                                             -------     -------

 NET DEFERRED TAX ASSET BEFORE VALUATION ALLOWANCE ......      5,339       2,376

 VALUATION ALLOWANCE ....................................       (661)       --
                                                             -------     -------
 NET DEFERRED TAX ASSET .................................    $ 4,678     $ 2,376
                                                             =======     =======

      The Company has net operating loss carryforwards of $5,711,000 which were generated from Lunn operations prior to the merger. Such carryforwards may be applied against future taxable income and expire at varying dates between 2002 and 2011. As a result of the merger and the subsequent ownership change of Lunn, the timing of the realization of the Company's net operating loss carryforwards is subject to Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that, if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset with net operating loss carryforwards is subject to an annual limitation. The Company's estimated annual limitation under Section 382 is $1,020,000.

      In addition, Alcore has generated an estimated net operating loss carryforward of approximately $12.0 million for state income tax purposes. Such carryforwards may be applied against future taxable income at the state income tax level and expire in 2018. The valuation allowance of $661,000 at December 31, 1999 represents a reserve for the state income tax effect for all of the net deferred tax assets generated from the Alcore losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 1999, it is management's assessment that it is more likely than not that the Company will realize the benefits of all the deductible differences recorded at that date, with the exception of the potential tax benefits at the state income tax level of the Alcore net operating loss carryforward.

14.   EARNINGS (LOSS) PER SHARE

      A reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share ("EPS") for the years ended December 31, 1999, 1998 and 1997 follows (in thousands, except share information):

                                                      1999             1998           1997
                                                   -----------     -----------     -----------
NUMERATORS USED FOR BASIC AND DILUTED EPS

EPS:
      Net income (loss) .......................    $    (3,160)    $     3,999     $     4,208
      Less:  preferred stock dividends declared            (80)            (80)            (80)
                                                   -----------     -----------     -----------
      Income (loss) available for common shares    $    (3,240)    $     3,919     $     4,128
                                                   ===========     ===========     ===========

DENOMINATORS USED FOR BASIC AND DILUTED EPS

BASIC EPS:
      Weighted average number of common shares
          outstanding .........................      5,273,214       5,270,520       4,157,111

DILUTED EPS:
      Add:  assumed stock conversions, net of
          assumed treasury stock purchases:
          -stock options ......................           --           220,589         198,379
          -stock warrants .....................           --            35,021           6,545
                                                   -----------     -----------     -----------
      Weighted average number of common
          and common equivalent shares ........      5,273,214       5,526,130       4,362,035
                                                   ===========     ===========     ===========

      No assumed stock conversions were added to the denominator used in the diluted EPS calculation for 1999 because to do so would be antidilutive. The total number of securities that could potentially dilute basic EPS in the future was approximately 523,000.


15.   ACCRUED EXPENSES

      Accrued expenses at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                 1999       1998
                                               -------    -------

Payroll and other compensation ............    $ 5,800    $ 4,678
Medical expenses ..........................      1,002        587
Loss on operating lease obligation (note 6)        425       --
Interest expense ..........................        350        297
Other .....................................      2,647      1,036
                                               -------    -------
                     Total ................    $10,224    $ 6,598
                                               =======    =======

      16.  OTHER NONCURRENT ASSETS

      Other noncurrent assets as of December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                       1999      1998
                                                      ------    ------

Goodwill, net of accumulated amortization of
    $355 in 1999 and $230 in 1998 ................    $6,055    $6,180
Intangible asset - defined benefit pension plans .       816       956
Assets of non-qualified deferred compensation plan       839       765
  Other ..........................................       651       579
                                                      ------    ------
                Total ............................    $8,361    $8,480
                                                      ======    ======

   17.   CONTINGENCIES

      On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation ("NYSDEC"), sent a letter to the Company, claiming that Lunn is a potentially responsible party ("PRPs") with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act for NYSDEC's response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 15 PRPs identified for the Babylon Landfill. Lunn is seeking access to NYSDEC's files to determine the extent of its liability, if any. The Company has not recorded any liability for the contingency as of December 31, 1999.

      On January 28, 2000, ATP and affiliates of Veritas Capital Fund, L.P. ("Veritas") entered into an Agreement and Plan of Merger pursuant to which Veritas would acquire 100% of the outstanding stock of the Company (the "Merger"). The agreement provides that the amount paid for each share of the Company's stock shall be $12.75 in cash without interest and gives Veritas the right to terminate the Merger at any time during a ten day period (the "Optional Termination Period") after delivery of the audited financial statements of ATP for the year ended December 31, 1999 (the "Audited Financials"). If Veritas terminates the Merger during the Optional Termination Period or because of ATP's failure to deliver the Audited Financials by April 15, 2000, the Company must reimburse Veritas for its expenses incurred in connection with the Merger up to a maximum amount of $750,000. The Company has not recorded any liability for this contingency as of December 31, 1999.

      The Company has been notified of an investigation by the United States Securities and Exchange Commission as a result of possible accounting and financial reporting irregularities at Alcore. The Company and management are cooperating fully, and because this investigation and the governmental investigation referred to in note 2 are in the early stages, their outcome is uncertain at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Information Concerning Directors and Executive Officers

The Restated Certificate of Incorporation of the Company authorizes the Company's Board to fix the number of directors from time to time. The number of directors is currently established at eight. The Restated Certificate of Incorporation of the Company also provides for three classes of directors, designated Class I, Class II and Class III, each currently having three-year terms of office. Each class of directors is to consist of, as nearly as possible, one-third of the total number of directors constituting the entire Company's Board. Except for directors elected to fill vacancies on the Company's Board (whether created by death, resignation, removal or expansion of the Company's Board), the directors of each class will be elected for a term of three years and until their successors have been elected and qualified.

         NAME                    AGE      POSITION
         ----                    ---      --------
         Garrett L. Dominy       54       President, Chief Executive Officer and
                                          Chief Financial Officer, Director
         James C. Carter         64       Chairman of the Board, Director
         Sam P. Douglass         67       Director
         John M. Simon           57       Director
         Gary L. Forbes          56       Director
         Alan W. Baldwin         63       Director
         Robert C. Sigrist       67       Director
         Lawrence E. Wesneski    52       Director

Class I Directors - Terms Expiring 2001

ALAN W. BALDWIN. Mr. Baldwin is a member of the Audit Committee. Mr. Baldwin has been President of Wren Associates, a business consulting firm, since August 1999. From March 1994 through October 31, 1997, Mr. Baldwin served as the Chairman of the Board and Chief Executive Officer of Lunn. Mr. Baldwin was Vice President of Lunn from December 1993 to March 1994 and was an independent consultant from 1991 to March 1994. Mr. Baldwin served as a director of Lunn since 1993.

ROBERT C. SIGRIST. Mr. Sigrist is a member of the Nominating Committee. Mr. Sigrist served as a director of TPG from August 1995 until October 1997. Prior to that time, Mr. Sigrist served as the President of the Brunswick Technical Group of Brunswick Corporation for seven years.

LAWRENCE E. WESNESKI. Mr. Wesneski is a member of the Audit Committee and Nominating Committee. Mr. Wesneski has been President and Chief Executive Officer of Hoak Breedlove Wesneski & Co. since August 1996. Mr. Wesneski has been engaged in the investment banking industry for approximately 21 years. Prior to the formation of Hoak Breedlove Wesneski & Co., Mr. Wesneski was president and managing director of Breedlove Wesneski & Co. for ten years. Mr. Wesneski was formerly head of the Southwest Corporate Finance Department of Bear Stearns & Co., Inc., a Managing Director of Corporate Finance at Eppler, Guerin & Turner, Inc., and a member of the Corporate Finance Department at Dean Witter Reynolds, Inc. Mr. Wesneski served as a director of TPG from its inception in 1995 until the Lunn/TPG Merger.

Class II Directors - Terms Expiring 2002

GARRETT L. DOMINY. Mr. Dominy is the President, Chief Executive Officer and Chief Financial Officer of the Company. Through January 2000, Mr. Dominy served as the Executive Vice President,

Chief Financial Officer, Assistant Secretary and Treasurer of the Company. Mr. Dominy served as the Chief Financial Officer, Executive Vice President, Secretary and Treasurer of TPG from June 1995 until the Lunn/TPG Merger. Prior to that time, Mr. Dominy was an audit partner of Arthur Andersen Worldwide. Mr. Dominy is a Certified Public Accountant.

SAM P. DOUGLASS. Mr. Douglass is a member of the Compensation Committee. Mr. Douglass served as a director of TPG from its inception in 1995 until the Lunn/TPG Merger. Mr. Douglass has been Chairman of the Board and Chief Executive Officer of Equus Capital Corporation, the managing general partner of Equus Equity Appreciation Fund L.P., since its formation in September 1983. Mr. Douglass has also been Chairman of the Board and Chief Executive Officer of Equus II Incorporated, an investment company that trades as a closed-end fund on the American Stock Exchange, and Equus Capital Management Corporation, since their formation in 1983. Since 1978, Mr. Douglass has served as Chairman and Chief Executive Officer of Equus Corporation International, an NYSE corporation engaged in a variety of investment activities.

Class III Directors - Terms Expiring 2000

JAMES S. CARTER. Mr. Carter is the Chairman of the Board. Mr. Carter served as President and Chief Executive Officer of the Company through January 2000. Mr. Carter served as the President and Chief Executive Officer and as a director of TPG from its inception in 1995 until the Lunn/TPG Merger. Mr. Carter served as an industry consultant from 1993 to 1995 and Vice President and General Manager of the Composite Structures Division of Alcoa Composites, Inc. from 1989 to 1993. Prior to joining Alcoa Composites, Inc., Mr. Carter was director of Composites with Northrop Corporation for the B-2 Aircraft Group from 1980 to 1989. Mr. Carter began his career in the aerospace industry with the Brunswick Technical Group of Brunswick Corporation in 1956.

GARY L. FORBES. Mr. Forbes is a member of the Audit Committee and the Compensation Committee. Mr. Forbes served as a director of TPG from its inception in 1995 until the Lunn/TPG Merger. Mr. Forbes has been a Vice President of Equus Capital Corporation, the managing general partner of Equus Equity Appreciation Fund L.P. since November 1991. He has been a Vice President of Equus II Incorporated and Equus Capital Management Corporation since December 1991. Mr. Forbes is a director of Consolidated Graphics, Inc. (a NYSE commercial printing company), Drypers Corporation (a NASDAQ National Market manufacturer of disposable diapers), and NCI Building Systems, Inc. (a NYSE manufacturer of pre-engineered metal buildings).

JOHN M. SIMON. Mr. Simon is a member of the Compensation Committee. Mr. Simon has been Managing Director of Allen & Company Incorporated for more than five years. Mr. Simon is a director of Immune Response Corporation and Neurogen Corporation, both of which are NASDAQ National Market companies. Mr. Simon was originally elected a director of Lunn in 1993.

Meetings of the Company's Board

The Company's Board met seven times in 1999, and the average attendance at the aggregate number of Company's Board and committee meetings during such time was 93%. No Director attended fewer than 75% of the aggregate number of meetings of the Company's Board and the committees on which he or she served held during the period for which he or she was a Director.

Committees of the Company's Board

The Audit Committee, which is composed entirely of Directors who are not officers or employees of the Company, reviews the Company's accounting functions, operations and management and the adequacy and effectiveness of the internal controls and internal auditing methods and procedures of the Company. The Audit Committee recommends to the Company's Board the appointment of the independent public accountants for the Company. In connection with its duties, the Audit Committee periodically meets privately with the independent public accountants. The Audit Committee met one time in 1999.

The Compensation Committee, which is composed entirely of Directors who are not officers or employees of the Company, reviews and acts with respect to pension, compensation and other employee benefit plans, approves the salary and compensation of officers of the Company other than the five most highly compensated officers and makes recommendations to the Company's Board concerning the salary and compensation of the Chairman of the Board, President and Chief Executive Officer and any other officer who is or would be among the five highest paid officers of the Company. The Compensation Committee met one time in 1999. The Nominating Committee advises and makes recommendations to the Company's Board on all matters concerning the Company's Board procedures and directorship practices.

The Nominating Committee reviews and makes recommendations to the full Company's Board concerning the qualifications and selection of candidates as nominees for election as Directors. In recommending candidates, this committee seeks individuals who possess broad training and experience in business, finance, law, government, technology, education or administration and considers factors such as personal attributes, geographic location and special expertise complementary to the background and experience of the Company's Board as a whole. The Nominating Committee met one time in 1999. The committee memberships of each Director are set forth in his or her biographical information above.

Executive Officers

The following information indicates the position, age and business experience of the executive officers of the Company. There are no family relationships between any of the executive officers of the Company.

         NAME             AGE    POSITION
         ----             ---    --------
         H. Dwight Byrd    62    Vice President, President of Marion Composites
         Rick Rashilla     40    President of Lincoln Composites
         Brian Hodges      39    Vice President and President of Intellitec
         Michael Kohler    35    Vice President and President of Lunn Industries

H. DWIGHT BYRD. Mr. Byrd has been a Vice President of the Company and President of the Marion Composites Division since the Lunn/TPG Merger. From April 1995 until the Lunn/TPG Merger, Mr. Byrd served as a Vice President of TPG and President of the Marion Composites Division. During the period from April 1992 to April 1995, Mr. Byrd served as General Manager of Brunswick Corporation's Marion, Virginia division. During 1991 to April 1992, Mr. Byrd served as Director of Manufacturing for Brunswick's Mercury Marine Division in Stillwater, Oklahoma.

RICK RASHILLA. Mr. Rashilla has been President of Lincoln Composites since January 1999. Prior to January 1999, Mr. Rashilla served as Lincoln Composites' Vice President and General Manager. Mr. Rashilla served as Executive Director of Business Development along with other senior management positions for Brunswick's Technical Group between 1983 and 1995. These prior assignments included senior positions in the Company's diversification projects into Natural Gas Vehicle Fuel Tanks and Oil and Gas related products. From 1989 to 1993, Mr. Rashilla was assigned to Brunswick's Marion, Virginia operation.

BRIAN HODGES. Mr. Hodges has been Vice President of the Company and President of Intellitec since May 1998. Prior to May 1998, Mr. Hodges served as Intellitec's Vice President and General Manager for Defense Products and Vice President of Operations. Mr. Hodges served as Director of Operations, along with other senior management positions for Brunswick's Technical Group between 1987 and 1995. Previous to that, Mr. Hodges held supervisory and engineering positions at both Honeywell, Inc. and Texas Instruments, Inc.

MICHAEL KOHLER. Mr. Kohler has been Vice President of the Company and President of Lunn Industries since the Lunn/TPG Merger. From 1994 to 1997, Mr. Kohler served as Director of Engineering for Lunn and, for over three years prior to 1994, served as a quality assurance manager and quality engineer for Lunn.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the NASDAQ Stock Market. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it with respect to fiscal 1999, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with, except as follows: Mr. Hodges became an executive officer of the Company on January 1, 1999, but did not report his holdings on a Form 5 until February 15, 1999. Mr. Wesneski reported a transaction on a Form 5 filed on February 17, 1999 that should have been filed on February 15, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning the compensation of the Chief Executive Officer and each of the other most highly compensated executive officers during the 1999 fiscal year (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for the fiscal year ended December 31,1999, as well as the previous two fiscal years:

                                                    ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                             ----------------------------------  --------------------------------------------------
                                                                      OTHER      RESTRICTED  SECURITIES
                                                                      ANNUAL       STOCK     UNDERLYING      LTIP       ALL OTHER
                                              SALARY     BONUS     COMPENSATION   AWARD(S)   OPTIONS/SARS   PAYMENTS   COMPENSATION
      NAME                            YEAR     ($)        ($)          ($)           ($)         ($)          ($)         ($)(1)
      ----                            ----   --------   --------   ------------  ----------  ------------   --------   ------------
Garrett L. Dominy,                    1999   $274,615   $      0   $          0                         0              $      6,491
President, Chief Executive Officer    1998   $240,577   $ 35,000   $          0                         0              $      6,828
and Chief Financial Officer           1997   $193,259   $      0   $          0                    37,000              $      2,302

James S. Carter,                      1999   $349,539   $      0   $          0                         0              $      8,843
Chairman                              1998   $305,192   $ 50,000   $          0                         0              $      9,914
                                      1997   $246,400   $      0   $          0                    41,500              $     19,466

H. Dwight Byrd,                       1999   $190,962   $      0   $     10,551                         0              $      6,204
Vice President                        1998   $175,264   $      0   $      1,853                         0              $      6,426
                                      1997   $163,427   $      0   $      1,926                    10,000              $      2,851

Edward Kiley, (2)                     1999   $157,500   $      0   $     14,537                         0              $      4,276
Vice President                        1998   $150,000   $      0   $     12,125                         0              $      3,663
                                      1997   $127,412   $      0   $      6,000                    22,500              $      2,405

Brian W. Hodges,                      1999   $137,335   $      0   $      3,909                         0              $      2,780
Vice President                        1998   $116,076   $      0   $      1,846                         0              $      2,351
                                      1997   $101,510   $      0   $          0                    10,000              $        902

-----------

(1) "All Other Compensation" for 1999 for the Named Executive Officers is comprised of the following: (a) Company contributions to retirement savings plans for Messrs. Dominy ($5,000), Carter ($5,000), Byrd ($4,030), Kiley ($3,321) and Hodges ($2,660), and (b) the taxable amount of life insurance premiums paid by the Company for Messrs. Dominy ($1,491), Carter ($3,843), Byrd ($2,174), Kiley ($955) and Hodges ($120).

(2) As of the date of the filing of this Annual Report on Form 10-K, Mr. Kiley is no longer employed by the Company.

Option Grants During 1999 Fiscal Year

The Company did not grant any employee stock options to the Named Executive Officers during 1999, nor did the Company grant any stock appreciation rights during 1999.


Option Exercises During 1999 Fiscal Year and Fiscal Year End Option Values

The following table sets forth the aggregate dollar value of shares acquired upon exercise of stock options during 1999, and in-the-money, unexercised options held at the end of 1999 by the Named Executive Officers.

                                                                          NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                          UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                                              OPTIONS/SARS AT                   OPTIONS/SARS
                                              SHARES         VALUE            FISCAL YEAR-END               AT FISCAL YEAR END($)
                                            ACQUIRED ON     REALIZED    ----------------------------    ----------------------------
          NAME                              EXERCISE (#)      ($)       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------------------------------    ------------    --------    -----------    -------------    -----------    -------------
Garrett L. Dominy ......................               0           0         14,800           22,200    $         0    $           0

James S. Carter ........................               0           0         16,600           24,900    $         0    $           0

H. Dwight Byrd .........................               0           0          4,000            6,000    $         0    $           0

Edward Kiley ...........................           2,500    $ 21,875         21,000            1,500    $   116,750    $           0

Brian W. Hodges ........................               0           0         12,967           11,978    $   121,301    $      80,867

Compensation Of Directors

Directors who are not employees of the Company receive $20,000 annually. Additionally, non-employee directors who have not previously served on the Company's Board receive a grant under the Advanced Technical Products, Inc. Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") of options to purchase 7,500 shares of the Company Common Stock upon commencement of their term, and continuing non-employee directors receive a grant under the Non-Employee Director Plan of options to purchase 1,000 shares of the Company Common Stock immediately following each annual meeting of the stockholders.

Employment Agreements

The Company and each of James S. Carter and Garrett L. Dominy have amended the employment agreements between the Company and each executive. Pursuant to the amended employment agreements, Mr. Carter will serve as Chairman of the Board and director of the Company, and Mr. Dominy will serve as President, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Carter will serve as Chairman of the Board and a director of the Company until June 30, 2000 and will receive a biweekly salary based on $350,000 per year. After June 30, 2000, Mr. Carter's employment with the Company will cease, and Mr. Carter shall receive a severance amount equal to his salary, based on $350,000 per year payable biweekly for the period commencing July 1, 2000 and ending on December 31, 2001. Mr. Dominy's employment agreement provides for a base salary of $325,000 per year as of February 1, 2000 subject to an annual increase based, at a minimum, on the consumer price index for the previous year; provided that from February 1, 2000 through the earlier of (i) the date on which the Company secures substantial additional financing or (ii) the date on which the Company is sold or otherwise acquired, including, without limitation the consummation of the merger with affiliates of the Veritas Capital Fund, LP (a "Payment Event") Mr. Dominy shall be paid out only that pro rata amount of his annual salary based on $275,000 per year and the remaining pro rata amount based on $50,000 per year shall be accrued by the Company and paid to Mr. Dominy after consummation of a Payment Event. Mr. Dominy is also entitled to receive, subject to the discretion of the Company's Board, an annual bonus of up to 75% of his then annual base salary. Mr. Dominy's employment agreement is terminable by the Company with or without cause; provided that if the Company terminates the employment of Mr. Dominy without cause, Mr. Dominy will be entitled to continue to receive his base salary and incentive bonus for 18 months; provided, however, if the sale of the Company other than to the affiliates of Veritas Capital Fund, LP is consummated or agreed pursuant to a definitive agreement prior to July 30, 2000, the 18 month period will be extended to 36 months. Mr. Dominy's employment agreement also provides that if there is a "change in control" of the Company or a constructive termination of Mr. Dominy without cause, then Mr. Dominy is entitled to a lump-sum payment of a specified amount within 60 days of the effective date of termination. Following any termination of Mr. Dominy's employment for cause or upon Mr. Dominy's breach of the terms of his employment agreement, it is expected that Mr. Dominy will be subject to non-disclosure and non-competition covenants for up to two years.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's Board is responsible for determining executive compensation. The Compensation Committee is currently comprised of three non-employee directors, Mr. Douglass, Mr. Forbes and Mr. Simon.

Report of the Compensation Committee

The Compensation Committee of the Company's Board (the "Committee"), which consists of three independent outside directors, reviews and approves the Company's total compensation philosophy and programs covering executive officers and key management employees. The Committee reviews the performance levels of executive officers and determines the annual base salaries and incentive awards to be paid.

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

      3.    link pay to Company, operating group and individual performance; and

      4. achieve a balance between incentives for short-term and long-term performance.

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

Base Salary

Salaries for executive officers are determined by the Committee annually, based on review of each executive's level of responsibility, experience, expertise and sustained corporate, business unit and individual performance. The Committee exercises its judgment based upon the above criteria and does not apply a specific formula or assign a weight to each factor considered.

Annual Incentive Compensation

Annual incentive awards are designed to focus management's attention on the performance of the Company, particularly in the short-term. At the beginning of each year, the Company's Board establishes performance goals of the Company for that year, which may include target increases in sales, net income and earnings per share, as well as more subjective goals. Incentive awards are based upon the achievement of one or more of these goals.

Stock Option Program

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

Chief Executive Officer Compensation

Mr. Dominy, the President, Chief Executive Officer and Chief Financial Officer of the Company, is entitled to receive a minimum annual salary of $325,000 pursuant to his employment agreement with the Company. Subject to this minimum, Mr. Dominy's base salary rate may be adjusted at the discretion of the Company's Board based upon such factors as the Company's Board deems appropriate. Mr. Dominy's base salary for fiscal 1999 was $275,000. The Committee believes that Mr. Dominy's total compensation is near the median for the chief executive officers of the Company's peer group.

This report is submitted by the members of the Compensation Committee.

                                 SAM P. DOUGLASS
                                 GARY L. FORBES
                                 JOHN M. SIMON

Stock Performance Chart

Set forth below is a table comparing the cumulative total returns (assuming an investment of $100 on December 31, 1994 and reinvestment of dividends) of the Company, the Standard and Poor's 500 Composite Stock Index (the "S&P 500 Index") and the Aerospace/Defense 500 Index. The value of the investment in the Company for the period reflected is based on the market price of the stock of Lunn restated for the 10-to-1 reverse stock split effected by the Lunn/TPG Merger.

                                    12/31/94    12/31/95    12/31/96    12/31/97    12/31/98    12/31/99
                                    --------    --------    --------    --------    --------    --------
The Company ....................      100.00       149.9       149.9       212.0       146.0       223.0
S&P 500 Index ..................      100.00       137.5       168.9       225.2       289.4       350.3
Aerospace/Defense 500 Index ....      100.00       165.3       220.9       227.3       174.3       169.9

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND OF MANAGEMENT

The following table sets forth, as of May 19, 2000, the number of shares of the Company Common Stock and the 8% Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company (the "the Company Preferred Stock") beneficially owned by (1) each person or group known by the Company to own beneficially more than 5% of the outstanding shares of the Company Common Stock, (2) each director and each nominee for director, (3) the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, and
(4) all directors and executive officers as a group. Except as otherwise indicated, each of the persons or groups named below has sole voting power and investment power with respect to the Company Common Stock and the Company Preferred Stock.

                                                   COMMON STOCK           PREFERRED STOCK
                                               ---------------------    ---------------------
NAME OF BENEFICIAL OWNER OR GROUP                SHARES     PERCENT       SHARES     PERCENT
                                               ---------   ---------    ---------   ---------
Equus Corporation International (1)(2) .....     267,602        5.09%     913,043       91.30%
Equus Capital Management Corporation (1)(2)      267,602        5.09%     913,043       91.30%
Equus Equity Appreciation Fund, L.P. (2) ...        --          --        913,043       91.30%
Alan W. Baldwin (3) ........................      56,000        1.05%        --          --
H. Dwight Byrd (4) .........................     203,438        3.82%        --          --
James S. Carter (5) ........................     312,387        5.87%        --          --
Garrett L. Dominy (6) ......................     173,006        3.25%        --          --
Sam P. Douglass (1)(2)(7)(8) ...............     398,200        7.48%     913,043       91.30%
Gary L. Forbes (8) .........................      67,219        1.26%        --          --
Robert C. Sigrist (8) ......................      62,657        1.18%      21,739        2.17%
John M. Simon (9) ..........................      38,550           *         --          --
Lawrence E. Wesneski (8)(10) ...............     147,977        2.78%      15,946        1.59%
Brian W. Hodges (11) .......................      16,185           *         --          --
Nicholas - Applegate Capital Management (12)     582,200       10.93%        --          --
All directors and executive officers
   as a group (12 persons) (13) ............   1,493,268       28.04%      37,685        3.77%

*     Less than one percent.
------

(1) Equus Capital Management Corporation ("ECMC") owns beneficially and of record 11,750 shares of the Company Common Stock. ECMC may also be deemed to beneficially own 255,852 shares of the Company Common Stock that are owned beneficially and of record by Equus Capital Corporation ("ECC"), a wholly-owned subsidiary of ECMC. ECMC disclaims beneficial ownership of these shares. Equus Corporation International ("ECI") may be deemed to own the 267,602 shares that are beneficially owned by ECMC as a result of ECI's ownership of 80% of the common stock of ECMC. ECI disclaims beneficial ownership of those shares.

(2) Equus Equity Appreciation Fund, L.P. ("EEAF") owns beneficially and of record 913,043 shares of the Company Preferred Stock. ECMC and ECI may be deemed to beneficially own the 913,043 shares of the Company Preferred Stock owned by EEAF as a result of the relationship described in (1) above. Each of ECMC and ECI disclaim beneficial ownership of these shares. In addition, Mr. Douglass may be deemed to beneficially own the 913,043 shares of the Company Preferred Stock that ECI may be deemed to own as a result of the relationship described in (7) below. Mr. Douglass disclaims beneficial ownership of these shares.

(3) Includes 50,000 shares of the Company Common Stock that may be acquired within 60 days of May 19, 2000 upon exercise of options granted by the Company and 6,000 shares of the Company Common Stock that may be acquired within 60 days of May 19, 2000 upon exercise of options granted pursuant to the Non-Employee Director Plan.

(4) Includes 197,191 shares of the Company Common Stock held by the Harvey Dwight Byrd, Sr. Revocable Trust DTD, which Mr. Byrd may be deemed to own as a settlor and trustee of such trust. Mr. Byrd disclaims beneficial ownership of these shares. In addition, includes 438 shares purchased through the Purchase Plan and 4,000 shares of the Company Common Stock that may be acquired within 60 days of May 19, 2000 upon exercise of options granted pursuant to the 1997 Advanced Technical Products, Inc. Stock Option Plan (the "Employee Plan").

(5) Includes 16,600 shares of the Company Common Stock that may be acquired within 60 days of May 19, 2000 upon exercise of options granted pursuant to the Employee Plan.

(6) Includes 14,800 shares of the Company Common Stock that may be acquired within 60 days of May 19, 2000 upon exercise of options granted pursuant to the Employee Plan and 453 shares purchased through the Purchase Plan.

(7) Includes 267,602 shares of the Company Common Stock that each of the Douglass Trust IV, FBO Preston Douglass, Jr. and the Douglass Trust IV, FBO Brooke Douglass (collectively, the "Douglass Trusts") that may be deemed to beneficially own as a result of their ownership of all of the outstanding common stock of ECI. Mr. Douglass is the trustee of the Douglass Trusts. Mr. Douglass, for himself and as trustee of the Douglass Trusts, disclaims beneficial ownership of such shares. In addition, includes 54,112 shares of the Company Common Stock that are owned of record by the Douglass Trust IV, FBO Preston Douglass, Jr. and 54,112 shares of the Company Common Stock that are owned of record by the Douglass Trust IV, FBO Brooke Douglass. Mr. Douglass disclaims beneficial ownership of these shares. In addition, includes 8,187 shares of the Company Common Stock that are owned of record by the Tiel Trust, FBO Sam
      P. Douglass and 8,187 shares of the Company Common Stock that are owned of record by the Tiel Trust, FBO Paula T. Douglass. Mr. Douglass disclaims beneficial ownership of these shares.

(8) Includes 6,000 shares of the Company Common Stock that may be acquired within 60 days of May 19, 2000 upon exercise of options granted under the Non-Employee Director Plan.

(9) Includes 32,050 shares of the Company Common Stock that are owned of record by Allen & Company, Inc. Mr. Simon disclaims beneficial ownership of these shares. In addition, includes 1,500 shares of the Company Common Stock that may be acquired within 60 days of May 18, 2000 upon exercise of options granted by ATP and 5,000 shares that may be acquired within 60 days of May 18, 2000 upon exercise of options granted under the Non-Employee Director Plan.

(10) Includes 43,382 shares of the Company Common Stock held directly by Mr. Wesneski through a SEPIRA and 98,595 shares held by Breedlove & Wesneski, L.P., of which Mr. Wesneski is a general partner.

(11) Includes 15,956 shares of the Company Common Stock that may be acquired within 60 days of May 19, 2000 upon exercise of options granted pursuant to the Employee Plan and 229 shares purchased through the Purchase Plan.

(12)  Based upon a Schedule 13G dated February 10, 2000.

(13) Includes 17,439 shares of the Company Common Stock which may be acquired within 60 days of May 19, 2000 pursuant to the exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 28, 1995, TPG loaned James S. Carter, then its President and Chief Executive Officer, $74,925 to help fund Mr. Carter's acquisition of 35,625 shares of the common stock of TPG, which were then converted into 295,787 shares of the common stock of the Company. Mr. Carter executed a promissory note in favor of TPG, bearing interest at 8% per annum, the principal and interest of which mature on April 28, 2001. The promissory note from Mr. Carter is secured by a stock pledge agreement pursuant to which Mr. Carter pledged his shares to TPG. As of December 31, 1999, an aggregate of $107,371 of principal and accrued and unpaid interest were due and owing under such note.

On June 1, 1995, TPG loaned Garrett L. Dominy, then its Executive Vice President and Chief Financial Officer, $39,960 to help fund Mr. Dominy's acquisition of 19,000 shares of the common stock of TPG, which were then converted into 157,753 shares of the common stock of the Company. Mr. Dominy executed a promissory note in favor of TPG, bearing interest at 8% per annum, the principal and interest of which mature on April 28, 2001. The promissory note from Mr. Dominy is secured by a stock pledge agreement pursuant to which Mr. Dominy pledged his shares to TPG. As of December 31, 1999, an aggregate of $56,902 of principal and accrued and unpaid interest were due and owing under such note.

The Company has engaged Allen, an investment bank of which John Simon is a Managing Director, to act as its financial advisor in connection with the potential Veritas Merger. Pursuant to the terms of such engagement, Allen is to receive a fee of $1,250,000 and the reimbursement of its fees and expenses.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

   1. Financial Statements:

      Independent auditor's report

      Consolidated balance sheets at December 31, 1999 and 1998

      Consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997

      Consolidated statements of comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997

      Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997

      Notes to consolidated financial statements

   2. Financial Statement Schedules:

      None

   3. Exhibits:

EXHIBIT
  NO.                              DESCRIPTION
-------  ----------------------------------------------------------------------
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

10.21* Amended and Restated Employment Agreement dated November 1, 1997 by and between the Company and James S. Carter (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.22* Amended and Restated Employment Agreement dated November 1, 1997 by and between the Company and Garrett L. Dominy (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.23* 1997 Advanced Technical Products, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.24* Form of Incentive Stock Option Agreement for options granted under Advanced Technical Products, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.25* Advanced Technical Products, Inc. Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.26* Form of Nonqualified Stock Option Agreement for options granted under Advanced Technical Products, Inc. Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.27* Technical Products Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.28* Rabbi Trust Agreement executed in connection with Technical Products Group, Inc. Deferred Compensation Plan (incorporated by reference to
         Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

10.35 Advanced Technical Products, Inc. 1998 Employee Stock Purchase Plan dated October 29, 1998 (incorporated by reference to the Company's Proxy Statement on Form 14A dated October 1, 1999)

10.36 Agreement and Plan of Merger dated September 3, 1999 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to the Company's Proxy Statement on Form 14A dated October 1, 1999)

10.37 Advanced Technical Products, Inc. 401 (k) Plan Adoption Agreement dated September 16, 1999 (filed herewith)

10.38 Third Amendment to Amended and Restated Loan and Security Agreement dated September 22, 1999 by and among Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender (to be filed by amendment)

10.39 January 2000 Agreement and Plan of Merger dated January 28, 2000 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 28, 2000)

10.40 Termination Agreement and Plan dated January 28, 2000 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated January 28, 2000)

10.41 Fourth Amendment to Amended and Restated Loan and Security Agreement dated February 18, 2000 by and among Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender (to be filed by amendment)

10.42 Rights Agreement dated March 3, 2000 between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 9, 2000)

10.43* Amendment to Amended and Restated Employment Agreement dated March 30, 2000 by and between the Company and Garrett L. Dominy (filed herewith)

10.44* Amendment to Amended and Restated Employment Agreement dated March 30, 2000 by and between the Company and James S. Carter (filed herewith)

10.45 Amendment to Letter of Credit and Reimbursement Agreement by and between Alcore, Inc. and First Union National Bank dated May 12, 2000 (to be filed by amendment)


10.46 Pledge and Security Agreement made by Alcore, Inc., to and for the benefit of First Union National Bank dated May 12, 2000 (to be filed by amendment)

10.47 Fifth Amendment to Amended and Restated Loan and Security Agreement dated May 16, 2000 by and among Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender (to be filed by amendment)

21.1*    List of subsidiaries of Advanced Technical Products, Inc.

23.1*    Consent of KPMG LLP.

27.0*    Financial Data Schedule.

--------------

*  Indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K:

      A current report on Form 8-K dated September 15, 1999 reporting under Item 5 - Other Events was filed announcing the Company's entering into an Agreement and Plan of Merger with two affiliates of Veritas Capital Fund,
      LP: ATP Acquisition Corp. and ATP Holding Corp.

      A current report on Form 8-K dated November 2, 1999 reporting under Item 5
      - Other Events was filed announcing the Company's shareholders' approval of the Agreement and Plan of Merger with two affiliates of Veritas Capital Fund, LP: ATP Acquisition Corp. and ATP Holding Corp.

      A current report on Form 8-K dated February 16, 2000 reporting under Item 5 - Other Events was filed announcing (i) the termination of the Agreement and Plan of Merger, dated September 3, 1999 among the Company and two affiliates of Veritas Capital Fund, LP: ATP Acquisition Corp.

      and ATP Holding Corp., and (ii) the Company's entering into the January 2000 Agreement and Plan of Merger with two affiliates of Veritas Capital Fund, LP: ATP Acquisition Corp. and ATP Holding Corp.

      A current report on Form 8-K dated March 9, 2000 reporting under Item 5 - Other Events was filed announcing the Company's Board of Directors' adoption of a stockholders' rights plan.

      A current report on Form 8-K dated May 18, 2000 reporting under Item 5 - Other Events was filed announcing (i) the Company's adjustments to its financial statements for 1998 and the first three quarters of 1999 and
      (ii) the Company's delivering audited financial statements to Veritas pursuant to the January 2000 Merger Agreement.


                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on May 22, 2000

ADVANCED TECHNICAL PRODUCTS, INC.


                                       /S/  GARRETT L. DOMINY
                                            Garrett L. Dominy
                                       (A) CHIEF EXECUTIVE OFFICER AND PRESIDENT

                                       (B) CHIEF FINANCIAL OFFICER


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                             DATE
      ---------                        -----                             ----
/S/ GARRETT L. DOMINY       CHIEF EXECUTIVE OFFICER, PRESIDENT,     May 22, 2000
    Garrett L. Dominy       CHIEF FINANCIAL OFFICER AND
                            TREASURER (PRINCIPAL EXECUTIVE
                            OFFICER, PRINCIPAL FINANCIAL
                            OFFICER AND PRINCIPAL ACCOUNTING
                            OFFICER) AND DIRECTOR

/S/ JAMES S. CARTER         CHAIRMAN OF THE BOARD, AND DIRECTOR     May 22, 2000
    James S. Carter

/S/ ALAN W. BALDWIN         DIRECTOR                                May 22, 2000
    Alan W. Baldwin

/S/ ROBERT C. SIGRIST       DIRECTOR                                May 22, 2000
    Robert C. Sigrist

/S/ LAWRENCE E. WESNESKI    DIRECTOR                                May 22, 2000
    Lawrence E. Wesneski

/S/ SAM P. DOUGLASS         DIRECTOR                                May 22, 2000
    Sam P. Douglass

/S/ GARY L. FORBES          DIRECTOR                                May 22, 2000
    Gary L. Forbes

/S/ JOHN M. SIMON           DIRECTOR                                May 22, 2000
    John M. Simon

                                  EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------  ----------------------------------------------------------------------
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

10.21* Amended and Restated Employment Agreement dated November 1, 1997 by and between the Company and James S. Carter (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.22* Amended and Restated Employment Agreement dated November 1, 1997 by and between the Company and Garrett L. Dominy (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.23* 1997 Advanced Technical Products, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.24* Form of Incentive Stock Option Agreement for options granted under Advanced Technical Products, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.25* Advanced Technical Products, Inc. Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.26* Form of Nonqualified Stock Option Agreement for options granted under Advanced Technical Products, Inc. Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.27* Technical Products Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.28* Rabbi Trust Agreement executed in connection with Technical Products Group, Inc. Deferred Compensation Plan (incorporated by reference to
         Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

10.35 Advanced Technical Products, Inc. 1998 Employee Stock Purchase Plan dated October 29, 1998 (incorporated by reference to the Company's Proxy Statement on Form 14A dated October 1, 1999)

10.36 Agreement and Plan of Merger dated September 3, 1999 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to the Company's Proxy Statement on Form 14A dated October 1, 1999)

10.37 Advanced Technical Products, Inc. 401 (k) Plan Adoption Agreement dated September 16, 1999 (filed herewith)

10.38 Third Amendment to Amended and Restated Loan and Security Agreement dated September 22, 1999 by and among Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender (to be filed by amendment)

10.39 January 2000 Agreement and Plan of Merger dated January 28, 2000 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 28, 2000)

10.40 Termination Agreement and Plan dated January 28, 2000 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated January 28, 2000)

10.41 Fourth Amendment to Amended and Restated Loan and Security Agreement dated February 18, 2000 by and among Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender (to be filed by amendment)

10.42 Rights Agreement dated March 3, 2000 between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 9, 2000)

10.43* Amendment to Amended and Restated Employment Agreement dated March 30, 2000 by and between the Company and Garrett L. Dominy (filed herewith)

10.44* Amendment to Amended and Restated Employment Agreement dated March 30, 2000 by and between the Company and James S. Carter (filed herewith)

10.45 Amendment to Letter of Credit and Reimbursement Agreement by and between Alcore, Inc. and First Union National Bank dated May 12, 2000 (to be filed by amendment)


10.46 Pledge and Security Agreement made by Alcore, Inc., to and for the benefit of First Union National Bank dated May 12, 2000 (to be filed by amendment)

10.47 Fifth Amendment to Amended and Restated Loan and Security Agreement dated May 16, 2000 by and among Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender (to be filed by amendment)

21.1*    List of subsidiaries of Advanced Technical Products, Inc.

23.1*    Consent of KPMG LLP.

27.0*    Financial Data Schedule.

--------------

*  Indicates management contract or compensatory plan or arrangement.