Form 10-Q
period 2000-03-31
ADVANCED TECHNICAL PRODUCTS INC
filed 2000-05-23
CIK 60911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

                          COMMISSION FILE NUMBER 0-1298

                        ADVANCED TECHNICAL PRODUCTS, INC.
                ------------------------------------------------
               (Exact name of Issuer as Specified in Its Charter)

            DELAWARE                                 11-1581582
-------------------------------                  ------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)


             200 Mansell Ct. East, Suite 505, Roswell, Georgia 30076
                    (Address of Principal Executive Offices)

                                 (770) 993-0291
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                  --------------------------------------------
                 (Former Address, if Changed Since Last Report)


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES [ ]                                            NO [X]


The aggregate number of shares of Common Stock outstanding as of May 22, 2000 was 5,325,583.

                       ADVANCED TECHNICAL PRODUCTS, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION0

Item 1.  Financial Statements (unaudited)..............................3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Restatement of Previously Reported Financial Statements......11
         Results of Operations........................................11
         Financial Condition and Liquidity............................12
         Year 2000 Issues.............................................14
         Recent Accounting Pronouncements.............................14
         Forward Looking Statements - Cautionary Factors..............14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................16

Item 2.  Changes in Securities and Use of Proceeds....................16

Item 3.  Defaults Upon Senior Securities..............................16

Item 4.  Submission of Matters to a Vote of Security Holders..........16

Item 5.  Other Information............................................16

Item 6.  Exhibits and Reports on Form 8-K.............................17

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

          (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           March 31,    December 31,
                ASSETS                                       2000           1999
                                                           ---------    ------------
CURRENT ASSETS:
    Cash and cash equivalents ..........................   $     807    $        655
    Accounts receivable (net of allowance for doubtful
      accounts of $748 and $658 at March 31, 2000 and
      December 31, 1999, respectively) .................      24,938          21,373
    Inventories and costs relating to long-term
      contracts and programs in process, net of
      progress payments ................................      45,009          44,783
    Prepaid income taxes ...............................       1,785           2,054
    Other prepaid expenses .............................         601             468
    Deferred income taxes ..............................       3,900           3,900
                                                           ---------    ------------
                Total current assets ...................      77,040          73,233
                                                           ---------    ------------
NONCURRENT ASSETS:
   Property, plant and equipment .......................      39,705          39,510
   Less-accumulated depreciation .......................     (16,530)        (15,330)
                                                           ---------    ------------
                Net property, plant and equipment ......      23,175          24,180
                                                           ---------    ------------
  Deferred income taxes ................................         778             778
  Other noncurrent assets ..............................       8,463           8,361
                                                           ---------    ------------
                Total assets ...........................   $ 109,456    $    106,552
                                                           =========    ============
 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ...................................   $  18,739    $     15,560
    Accrued expenses ...................................      10,877          10,224
    Short-term debt ....................................      28,346          28,211
    Current portion of capital lease obligations .......         364             364
                                                           ---------    ------------
                Total current liabilities ..............      58,326          54,359

LONG-TERM LIABILITIES:
    Long-term debt, net of current portion .............      19,165          20,168
    Capital lease obligations, net of current portion ..       1,355           1,516
    Other liabilities ..................................       1,693           1,693
                                                           ---------    ------------
                Total liabilities ......................      80,539          77,736

Mandatorily redeemable preferred stock, $1.00 par value,
1,000,000 shares authorized, issued and outstanding.....       1,000           1,000

SHAREHOLDERS' EQUITY:
    Preferred stock, undesignated, 1,000,000 shares
      authorized, no shares issued and outstanding .....        --              --
    Common stock, $.01 par value, 30,000,000 shares
      authorized, 5,312,423 and 5,306,438 shares issued
      and outstanding as of March 31, 2000 and
      December 31, 1999, respectively ..................          53              53
    Additional paid-in capital .........................      16,867          16,816
    Retained earnings ..................................      11,142          11,055
    Notes receivable from officers .....................        (135)           (135)
    Accumulated other comprehensive income (loss) ......         (10)             27
                                                           ---------    ------------
                Total shareholders' equity .............      27,917          27,816
                                                           ---------    ------------
                Total liabilities and shareholders'
                  equity ...............................   $ 109,456    $    106,552
                                                           =========    ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE QUARTERS ENDED MARCH 31, 2000 AND APRIL 2, 1999

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         2000           1999
                                                     ------------   ------------
                                                                    (As restated
                                                                       -note 2)
Revenues .........................................   $     46,648   $     41,882

Cost of revenues .................................         37,807         33,733
                                                     ------------   ------------
        Gross profit .............................          8,841          8,149

General and administrative expenses ..............          6,993          6,948
                                                     ------------   ------------
        Operating income .........................          1,848          1,201

Expenses relating to a governmental
  investigation (see notes 2 and 8) ..............            628            --
                                                     ------------   ------------
        Income before interest and taxes .........          1,220          1,201

Interest expense .................................          1,046            952
                                                     ------------   ------------
        Income before income taxes ...............            174            249

Income taxes .....................................             67             63
                                                     ------------   ------------
        Net income ...............................   $        107   $        186
                                                     ============   ============
Earnings per share:
        Basic ....................................   $       0.02   $       0.03
                                                     ============   ============
        Diluted ..................................   $       0.02   $       0.03
                                                     ============   ============

Weighted average number of common and
  common equivalent shares outstanding:
        Basic ....................................          5,311          5,249
                                                     ============   ============
        Diluted ..................................          5,500          5,467
                                                     ============   ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED MARCH 31, 2000 AND APRIL 2, 1999

                            (UNAUDITED, IN THOUSANDS)

                                                              2000          1999
                                                             -------    ------------
                                                                        (As restated
                                                                          -note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..........................................   $   107    $        186
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization ...................     1,268           1,043
         Changes in operating assets and liabilities:
           Accounts receivable ...........................    (3,565)          3,300
           Inventories ...................................      (226)         (4,365)
           Other assets ..................................       (71)             34
           Accounts payable ..............................     3,179            --
           Accrued expenses ..............................       633          (1,142)
                                                             -------    ------------
           Net cash provided by (used in)
             operating activities ........................     1,325            (944)
                                                             -------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures ............................      (195)         (1,081)

 CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds of borrowings ..........................       186             928
         Repayments of borrowings ........................    (1,054)            (98)
         Proceeds from exercise of stock
           options and warrants ..........................         1               3
         Common stock issued under employee
           stock purchase plan ...........................        50              38
           Cash dividends paid ...........................      --               (40)
         Payments under capital lease
           obligations ...................................      (161)            (49)
                                                             -------    ------------
           Net cash provided by (used in)
             financing activities ........................      (978)            782
                                                             -------    ------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....       152          (1,243)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........       655           2,030
                                                             -------    ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD ................   $   807    $        787
                                                             =======    ============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid for interest ..........................   $ 1,078    $      1,249
         Cash paid for income taxes ......................   $  --      $      1,126

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANCED TECHNICAL PRODUCTS, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

      The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the "Company" or "ATP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

2.  RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

      During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, Inc. ("Alcore"), when certain financial records were seized in connection with a search warrant issued by the United States District Court - District of Maryland as part of a governmental investigation. Additionally, the Company has been notified of an investigation by the United States Securities and Exchange Commission regarding these matters.

      After becoming aware of the possible irregularities, the Company engaged special counsel and, through such counsel, such other advisors as deemed necessary to assist in its investigation of the possible irregularities. As a result of its investigation, the Company has determined to restate its consolidated financial statements for each of the first, second, and third quarters of 1999.

      The effects of the adjustments to the consolidated financial statements for the quarter ended April 2, 1999, are as follows:

      1)    A reduction of revenues of $456,000,

      2)    An increase in cost of revenues of $819,000,

      3)    An increase in general and administrative expenses of $278,000, and

      4) A reduction in income tax expense of $631,000 to reflect the effect of the above adjustments.

      The aggregate effect of such adjustments was to reduce income before income taxes by $1,553,000, net income by $922,000, and basic and diluted earnings per share by $0.18 and $0.17, respectively.

3.  INVENTORIES

      Inventories at March 31, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                       March 31,       Dec. 31,
                                                         2000           1999
                                                       ---------      ---------
            Finished goods .......................     $   1,364      $   1,433
            Work in process ......................        31,623         29,555
            Raw materials ........................        16,348         18,711
            Progress payments ....................        (4,326)        (4,916)
                                                       ---------      ---------
                  Total inventories ..............     $  45,009      $  44,783
                                                       =========      =========


4.  DEBT

      Debt is summarized as follows (in thousands):

                                                          March 31,    Dec. 31,
                                                             2000        1999
                                                          ---------    ---------
      Short-term debt:
            Revolving loans .........................      $21,839      $21,653
            Current portion of long-term debt .......        6,507        6,558
                                                           -------      -------
                                                           $28,346      $28,211
                                                           =======      =======
      Long-term debt:
            Term loans ..............................      $18,715      $19,408
            Equipment loans .........................        3,078        3,288
            Deferred obligation .....................          334          334
            Bond payable ............................        2,150        2,200
            Other long-term debt ....................        1,395        1,496
                                                           -------      -------
               Total long-term debt .................       25,672       26,726
            Less current portion ....................        6,507        6,558
                                                           -------      -------
               Long-term debt, net of current portion      $19,165      $20,168
                                                           =======      =======

      At December 31, 1999 the company had a $50.0 million credit facility consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) a $19.4 million term loan and (3) a $3.6 million capital expenditure facility. As of March 31, 2000, the Company had approximately $3.2 million of unused borrowing availability on this credit facility.

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

      The Company is subject to several financial and nonfinancial covenants under the $50.0 million credit facility. At March 31, 2000, the Company was in violation of certain financial covenants. Such violations were cured as a result of an amendment to the agreement dated May 16, 2000.

      Bonds payable result from a financing agreement with the State of Maryland dated May 14, 1997 to provide $2.6 million in 15 year tax-exempt industrial development bonds bearing interest at a variable rate adjusted weekly to finance the purchase of the Belcamp, Maryland honeycomb manufacturing facility and an adjacent 3.2 acre parcel of land. The Company has entered into an interest rate hedge agreement with a financial institution to fix the interest rate on the tax exempt bonds at 5.07% through the year 2012. The bonds payable require annual principal payments of $200,000 and are secured by a letter of credit agreement between the Company and a bank. On May 12, 2000, the agreement was amended for a period extending to May 15, 2001. Conditions of the amended agreement include a requirement that the Company deliver collateral to the bank in the form of qualified investment securities as defined with a value of $100,000 as of the date of execution of the amendment. Additional collateral in $150,000 increments is required to be delivered on or before each of July 1, August 1, September 1, and October 1, 2000. The Company is subject to several financial and nonfinancial covenants under this financing agreement. At March 31, 2000, the Company was in violation of certain financial covenants. Such violations were cured as a result of the amendment to the agreement dated May 12, 2000. It is anticipated that the lender will waive future violations, which are expected by the Company during 2000. However, since such future waivers are not assured, the Company has classified the total amount of the bonds as current at March 31, 2000 and December 31, 1999.

5.  EARNINGS PER SHARE

        Earnings per share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                                            QUARTER ENDED
                                                       ------------------------
                                                       March 31,     April 2,
                                                         2000         1999
                                                       ---------   ------------
                                                                   (as restated
                                                                     -note 2)

Net income ..........................................  $     107   $        186
Less:  preferred stock dividends accrued ............        (20)           (20)
                                                       ---------   ------------
Net income available for common shares
   (same for both basic and diluted
   EPS calculation) .................................  $      87   $        166
                                                       =========   ============

Weighted average number of common shares outstanding:
   --Basic ..........................................      5,311          5,249

      Add:  assumed stock conversions, net of
      assumed treasury stock purchases:
        --stock options .............................        158            188
        --stock warrants ............................         31             30
                                                       ---------   ------------
   --Diluted ........................................      5,500          5,467
                                                       =========   ============
Basic EPS ...........................................  $    0.02   $       0.03
                                                       =========   ============
Diluted EPS .........................................  $    0.02   $       0.03
                                                       =========   ============

6.  SEGMENT REPORTING
    Segment financial information for the quarterly periods ended March 31, 2000 and April 2, 1999 is as follows (in thousands):

                                                        2000          1999
                                                      ---------    ------------
                                                                   (As restated
                                                                     -note 2)
REVENUES
    Aerospace and Defense:
        -from external customers ..................   $  33,216    $     29,599
    Commercial Composites:
        -from external customers ..................       5,384           4,697
    Structural Core Materials:
        -from external customers ..................       5,289           4,982
        -intersegment revenues ....................         181             123
    Other operating segments:
        -from external customers ..................       2,759           2,604
    Elimination of intersegment revenues ..........        (181)           (123)
                                                      ---------    ------------
        Total .....................................   $  46,648    $     41,882
                                                      =========    ============
OPERATING INCOME (LOSS)
    Aerospace and Defense .........................   $   2,461    $      1,955
    Commercial Composites .........................       1,538             733
    Structural Core Materials .....................      (1,735)         (1,208)
    Other operating segments ......................         241             364
    Corporate .....................................        (657)           (643)
                                                      ---------    ------------
        Total .....................................   $   1,848    $      1,201
                                                      =========    ============


7.    COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. Statement 130 requires, among other things, that an enterprise report a total for comprehensive income in financial statements of interim periods issued to shareholders. The Company's other comprehensive loss for the first quarter of 2000 consisted of foreign currency translation adjustments totaling $37,000, resulting in comprehensive income of $70,000. There was no other comprehensiveincome or loss in the first quarter of 1999.

8.   CONTINGENCIES

      On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation ("NYSDEC"), sent a letter to the Company, claiming that Lunn is a potentially responsible party ("PRP") with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act for NYSDEC's response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 15 PRPs identified for the Babylon Landfill. Lunn is seeking access to NYSDEC's files to determine the extent of its liability, if any. The Company has not recorded any liability for the contingency as of March 31, 2000. See "Legal Proceedings" (Part II, Item 1 of this report) for additional discussion of this matter.

      On January 28, 2000, ATP and affiliates of Veritas Capital Fund, L.P. ("Veritas") entered into an Agreement and Plan of Merger pursuant to which Veritas would acquire 100% of the outstanding stock of the Company (the "Merger"). The agreement provides that the amount paid for each share of the Company's stock shall be $12.75 in cash without interest and gives Veritas the right to terminate the Merger at any time during a ten day period (the "Optional Termination Period") after delivery of the audited financial statements of ATP for the year ended December 31, 1999 (the "Audited Financials"). ATP delivered the Audited Financials together with updated disclosures regarding the Company and its business to representatives of Veritas on May 18, 2000. If Veritas terminates the Merger during the Optional Termination Period, the Company must reimburse Veritas for its expenses incurred in connection with the Merger up to a maximum amount of $750,000. The Company has not recorded any liability for this contingency as of March 31, 2000.

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

      After becoming aware of the possible irregularities, the Company engaged special counsel and, through such counsel, such other advisors as deemed necessary to assist in its investigation of the possible irregularities. As a result of its investigation, the Company has determined to restate its 1999 consolidated financial statements for each of the first, second, and third quarters of 1999. The following discussion of 1999 amounts relates to the Company's results of operations as restated for the adjustments determined necessary by the Company's investigation. See Notes 2 and 8 to the Condensed Consolidated Financial Statements of the Company.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED WITH THE QUARTER ENDED APRIL 2, 1999

        Revenues for the quarter ended March 31, 2000 increased $4.7 million compared to the quarter ended April 2, 1999, or 11.4%, from $41.9 million in 1999 to $46.6 million in 2000. The increase in revenues was primarily attributable to the following factors: (i) increased deliveries of composite components on several long-term aerospace and defense programs, including the F-18E/F and C-17 military aircraft and the Airbus A330 and A340 commercial aircraft, (ii) increased revenues on chemical defense contracts, primarily from the Joint Services Lightweight Standoff Chemical Agent Detector (JSLSCAD) program and (iii) increased shipments of the Company's commercial products, including natural gas vehicle fuel tanks and specialty vehicle electronics. These increases were partially offset by a decrease in shipments on shelter contracts and lower sales at Alcore.

      Gross profit as a percentage of revenues was 19.0% in the first quarter of 2000, compared to 19.5% in the first quarter of 1999. The decrease was primarily attributable to increased costs relating to production inefficiencies at Alcore, including an abnormally high production scrap rate and unabsorbed overhead resulting from reduced sales volume. Excluding Alcore operations for both 2000 and 1999, the gross profit percentage has increased to 22.0% in 2000 from 21.7% in 1999 primarily because of cost efficiencies generated by the higher sales volume.

      General and administrative expenses for the quarter ended March 31, 2000 increased $0.1 million compared to the quarter ended April 2, 1999, or 0.6%, from $6.9 million to $7.0 million. As a percentage of revenues, general and administrative expenses decreased from 16.6% in 1999 to 15.0% in 2000. The percentage decrease is primarily the result of the increased sales volume, as the dollar level of general and administrative expenses has not changed substantially.

      Operating income was $1.8 million, or 4.0% of sales, for the first quarter of 2000, compared to $1.2 million, or 2.9% of sales, for the first quarter of 1999. Excluding the Alcore operating losses for both 2000 and 1999, operating income was $3.8 million, or 8.8% of sales, for the first quarter of 2000, compared to $2.4 million, or 6.4% of sales, for the first quarter of 1999. The increase relates primarily to the higher sales volume. In an effort to improve future Alcore operating results, the Company began a review and evaluation of cost reduction opportunities during the first quarter of 2000. As part of an ongoing process started in the first quarter, all key phases of the Alcore manufacturing operation are being reviewed and altered where considered cost-beneficial in an attempt to improve production yields and efficiency. In addition, reductions in the work force were implemented late in the first quarter and early in the second quarter of 2000. Management anticipates that these actions will result in a decrease in future direct manufacturing and overhead costs and general and administrative expenses.

      Expenses relating to a governmental investigation consist of costs incurred in connection with the Alcore investigation, including fees for special counsel and other advisors (See notes 2 and 8 to the Condensed Consolidated Financial Statements of the Company). The Company was notified of the investigation on January 7, 2000, and no costs were incurred by the Company prior to the first quarter of 2000.

      Interest expense for the quarter was $1.0 million in 2000 compared to $952,000 in 1999. The increase principally reflects higher interest rates in effect during 2000 compared to the same period of 1999.

      Income taxes in total were substantially unchanged in the first quarter of 2000 compared to 1999. This is the result of lower pre-tax earnings offset by a higher effective tax rate in 2000. The effective tax rate was 38.5% for 2000, compared to 25.4% in 1999. The lower effective rate in 1999 resulted from the loss before income taxes for 1999 generating an income tax benefit that was reduced by a valuation allowance for the state income tax effect for all of the net deferred tax assets generated by the Alcore operating losses in 1999.

FINANCIAL CONDITION AND LIQUIDITY

      Cash flow provided by operations was $1.3 million for the first quarter of 2000 compared to $0.9 million used in operations for the same period in 1999. Working capital, excluding short-term debt balances, was $47.1 million at March 31, 2000, substantially unchanged from the balance at December 31, 1999. Significant changes in working capital during the first quarter of 2000 included: (i) an increase of $3.6 million in accounts receivable, resulting primarily from an increase in revenues during the first quarter of 2000 compared to the fourth quarter of 1999 and (ii) an increase of $3.8 million in accounts payable and accrued expenses, reflecting accrued costs incurred during the first quarter of 2000 in connection with the Alcore investigation (See notes 2 and 8 to the Condensed Consolidated Financial Statements of the Company), increased inventory levels and extended payment terms negotiated with several major suppliers. Net cash used in investing activities totaled $0.2 million in the first quarter of 2000 and resulted exclusively from capital expenditures.

      The Company's primary loan agreement, as amended on May 16, 2000, includes a total credit facility of $50.0 million consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) a $19.4 million term loan and (iii) a $3.6 million capital expenditure facility. The term loan is payable quarterly based on a seven-year amortization period. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. Interest is paid monthly in arrears on all loans. The credit facility, as amended, matures on December 31, 2002. As of March 31, 2000, the Company had approximately $3.2 million of unused borrowing availability on this credit facility. The Company is subject to several financial and nonfinancial covenants under the $50.0 million credit facility. At March 31, 2000, the Company was in violation of certain financial covenants. Such violations were cured as a result of an amendment to the agreement dated May 16, 2000.

      At March 31, 2000, the Company's backlog of orders and long-term contracts was approximately $584 million, compared to $591 million at December 31, 1999. The backlog includes unreleased orders of approximately $438 million and $433 million at March 31, 2000 and December 31, 1999, respectively.

      As discussed above, the Company has made capital expenditures totaling $0.2 million during the first quarter of 2000, which have been financed by a combination of cash flows from operations and increased borrowings under the revolving loan portion of the Company's credit facility. The Company invested approximately $14.7 million in capital equipment and facility improvements during the two-year period ending December 31, 1999. These investments were made primarily in support of several new long-term aerospace and defense contracts that are now in full production, and facility and equipment upgrades relating to NGV and Alcore production. As a result, management believes that future short-term capital spending requirements will be limited to a normal sustaining maintenance level plus a relatively low amount of expenditures that will be cost justified by anticipated incremental program revenues. However, the Company will consider other future capital expenditure investments beyond the maintenance level when such investments are deemed to be strategic or critical to the Company's growth.

      On January 28, 2000, ATP and affilates of Veritas Capital Fund, L.P.("Veritas") entered into an agreement and Plan of Merger to which Veritas would acquire 100% of the outstanding stock of the Company (the "Merger"). The agreement provides that the amount paid for each share of the Company's stock shall be $12.75 in cash without interest and gives Veritas the right to terminate the Merger at any time during a ten day period (the "Optional Termination Period") after delivery of the audited financial statements of ATP for the year ended December 31, 1999(the "Audited Financials"). ATP delivered the Audited Financials together with updated disclosures regarding the Company and its business to representatives of Veritas on May 18, 2000. If Veritas terminates the Merger during the Optional Termination Period, the Company must reimburse Veritas for its expenses incurred in connection with the Merger up to a maximum amount of $750,000. The Company has not recorded any liability for this contingency as of March 31, 2000. There can be no assurance that merger will be completed.

      Management of ATP believes that cash flows from operations and available borrowings under its credit facility are adequate to sustain the Company's current operating level. The Company is exploring alternatives for additional financing in order to more fully take advantage of potential future business growth opportunities that may require significant capital investments. However, there can be no assurance that ATP can secure such additional financing if and when it is needed or on terms deemed acceptable to the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In September 1999, the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") Issue No. 99-5, ACCOUNTING FOR PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS. Among other things, EITF Issue No. 99-5 provides additional guidance on how entities should account for costs incurred to design and develop molds, dies, and tooling that will be used to produce products that will be sold under long-term supply arrangements. The Company adopted the provisions of EITF Issue No. 99-5 on January 1, 2000. As a result, there was no material impact on the results of operations for the first quarter of 2000 and 1999.

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

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

      This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that do not state historical fact and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties which could cause actual results to differ materially from those projected in such forward-looking statements. For additional information identifying such risks and uncertainties, see the Company's 1999 Annual Report on Form 10-K (Item 7, under the heading "Factors Affecting Future Operating Results").

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates primarily relating to its $50 million credit facility. However, the carrying value of borrowings under the credit facility generally approximate fair value due to the variable rate nature of such borrowings. The interest rates are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. At March 31, 2000, the Company had $43.6 million outstanding under the credit facility at a weighted-average interest rate of 8.62%.

      The Company has not entered into transactions which subject it to material foreign currency transaction gains and losses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      As of December 31, 1999, Lunn Industries, Inc., a division of the Company, in conjunction with numerous other parties, has been identified as a potentially responsible party (PRP) at an inactive landfill site in Babylon, New York identified by the New York State Department of Environmental Conservation for remediation under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA). As a PRP, the Company may be required to pay a portion of the costs of evaluation and cleanup of this site. Lawsuits and claims involving additional environmental matters may arise from time to time. The New York Attorney General's investigation of the inactive CERCLA site in Babylon, New York is in a very preliminary stage, and as a result, management has based its assessment of potential liability and remediation costs on currently available facts, the number of PRPs identified, documentation available, currently anticipated and reasonably identifiable remediation costs, existing technology, presently enacted laws and regulations and other factors. While the Company may have rights of contribution or reimbursement under insurance policies, such issues are not factors in management's estimation of liability. Based on the foregoing factors, management believes that it is unlikely that the identified matter at the inactive Babylon, New York site will have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

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

                                          ADVANCED TECHNICAL PRODUCTS, INC.
                                                  (Registrant)


Dated:  May 22, 2000                      By: /S/ GARRETT L. DOMINY
                                          Garrett L. Dominy, Chief Executive
                                          Officer and President, Chief Financial
                                          and Accounting  Officer, Treasurer and
                                          Assistant Secretary

                                 EXHIBIT INDEX

       27.1  -- Financial Data Schedule (for SEC use only).