Form 10-Q
period 2000-06-30
ADVANCED TECHNICAL PRODUCTS INC
filed 2000-08-14
CIK 60911

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended:   JUNE 30, 2000
                                              -------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934

          For the transition period from ______________ to ____________

                        COMMISSION FILE NUMBER 0-1298

                      ADVANCED TECHNICAL PRODUCTS, INC.
            ---------------------------------------------------------
              (Exact name of Issuer as Specified in Its Charter)

               DELAWARE                                11-1581582
  ----------------------------------               ------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)


             200 MANSELL CT. EAST, SUITE 505, ROSWELL, GEORGIA 30076
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 993-0291
            ---------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


            ---------------------------------------------------------
                (Former Address, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES [   ]                                            NO [ X ]


The aggregate number of shares of Common Stock outstanding as of August 11, 2000 was 5,345,261.

                       ADVANCED TECHNICAL PRODUCTS, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)..............................................3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Restatement of Previously Reported Financial Statements......................13
         Discontinued Operations......................................................13
         Results of Operations........................................................13
         Financial Condition and Liquidity............................................14
         Year 2000 Issues.............................................................16
         Recent Accounting Pronouncements.............................................16
         Forward Looking Statements - Cautionary Factors..............................17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................18

Item 2.  Changes in Securities and Use of Proceeds....................................19

Item 3.  Defaults Upon Senior Securities..............................................19

Item 4.  Submission of Matters to a Vote of Security Holders..........................19

Item 5.  Other Information............................................................19

Item 6.  Exhibits and Reports on Form 8-K.............................................19

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
          (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                  JUNE 30,    DECEMBER 31,
                              ASSETS                                                                2000         1999
                                                                                                  ---------   ------------
CURRENT ASSETS:
    Cash and cash equivalents ..................................................................  $   1,181   $        547
    Accounts receivable (net of allowance for doubtful accounts of $372 and $349 at
        June 30, 2000 and December 31, 1999, respectively) .....................................     20,920         16,248
    Inventories and costs relating to long-term contracts and programs in
        process, net of progress payments ......................................................     43,806         41,576
    Prepaid income taxes .......................................................................      1,789          2,054
    Other prepaid expenses .....................................................................        506            378
    Deferred income taxes ......................................................................      3,900          3,900
                                                                                                  ---------   ------------
                        Total current assets ...................................................     72,102         64,703
                                                                                                  ---------   ------------
NONCURRENT ASSETS:
   Property, plant and equipment ...............................................................     19,029         18,912
   Less-accumulated depreciation ...............................................................     (9,583)        (8,196)
                                                                                                  ---------   ------------
                        Net property, plant and equipment ......................................      9,446         10,716
                                                                                                  ---------   ------------
   Deferred income taxes .......................................................................        778            778
   Other noncurrent assets .....................................................................      2,840          2,908
   Net assets of discontinued operations .......................................................     15,604         17,638
                                                                                                  ---------   ------------
                        Total assets ...........................................................  $ 100,770   $     96,743
                                                                                                  =========   ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ............................................................................  $  15,581   $     13,078
   Accrued expenses ............................................................................     11,366          8,666
   Short-term debt .............................................................................     25,650         25,265
   Current portion of capital lease obligations ................................................         67             67
                                                                                                  ---------   ------------
                        Total current liabilities ..............................................     52,664         47,076

LONG-TERM LIABILITIES:
   Long-term debt, net of current portion ......................................................     17,278         19,084
   Capital lease obligations, net of current portion ...........................................         33             74
   Other liabilities ...........................................................................      1,693          1,693
                                                                                                  ---------   ------------
                        Total liabilities ......................................................     71,668         67,927

Mandatorily redeemable preferred stock, $1.00 par value, 1,000,000 shares
   authorized, issued and outstanding; redemption amount of $1.00 per share ....................      1,000          1,000

SHAREHOLDERS' EQUITY:
    Preferred stock, undesignated, 1,000,000 shares authorized, no shares issued and outstanding       --             --
    Common stock, $.01 par value, 30,000,000 shares authorized, 5,328,146 and
        5,306,438 shares issued and outstanding as of June 30, 2000 and December
        31, 1999, respectively .................................................................         53             53
    Additional paid-in capital .................................................................     16,921         16,816
    Retained earnings ..........................................................................     11,275         11,055
    Notes receivable from officers .............................................................       (135)          (135)
    Accumulated other comprehensive income (loss) ..............................................        (12)            27
                                                                                                  ---------   ------------
                        Total shareholders' equity .............................................     28,102         27,816
                                                                                                  ---------   ------------
                        Total liabilities and shareholders' equity .............................  $ 100,770   $     96,743
                                                                                                  =========   ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                   SIX
                                                                                          QUARTER                 MONTHS
                                                                                           ENDED                  ENDED
                                                                                   --------------------    --------------------
                                                                                   JUNE 30,    JULY 2,     JUNE 30,    JULY 2,
                                                                                    2000        1999         2000        1999
                                                                                   --------    --------    --------    --------
                                                                                            (As restated             (As restated
                                                                                              -note 2)                 -note 2)
Revenues .......................................................................   $ 44,709    $ 43,108    $ 86,068    $ 80,008
Cost of revenues ...............................................................     33,894      33,100      66,207      61,999
                                                                                   --------    --------    --------    --------
       Gross profit ............................................................     10,815      10,008      19,861      18,009
General and administrative expenses ............................................      7,480       6,276      12,966      11,878
                                                                                   --------    --------    --------    --------
       Operating income ........................................................      3,335       3,732       6,895       6,131

Interest expense ...............................................................        791         625       1,552       1,247
                                                                                   --------    --------    --------    --------
       Income before income taxes ..............................................      2,544       3,107       5,343       4,884

Income taxes ...................................................................        979       1,196       2,057       1,880
                                                                                   --------    --------    --------    --------
       Income from continuing operations .......................................      1,565       1,911       3,286       3,004
                                                                                   --------    --------    --------    --------
Discontinued operations:
       Loss from operations of segment to be disposed of .......................        708       1,398       2,322       2,305
       Provision for future operating losses during the
           phase-out period ....................................................        704        --           704        --
                                                                                   --------    --------    --------    --------
       Loss from discontinued operations (net of income tax benefit) ...........      1,412       1,398       3,026       2,305
                                                                                   --------    --------    --------    --------
       Net income ..............................................................   $    153    $    513    $    260    $    699
                                                                                   ========    ========    ========    ========
Net income (loss) per share:
       Basic:   Income from continuing operations ..............................   $   0.29    $   0.36    $   0.61    $   0.57
                Loss from discontinued operations ..............................      (0.27)      (0.27)      (0.57)      (0.44)
                                                                                   --------    --------    --------    --------
                Net income .....................................................   $   0.02    $   0.09    $   0.04    $   0.13
                                                                                   ========    ========    ========    ========
       Diluted: Income from continuing operations ..............................   $   0.28    $   0.34    $   0.59    $   0.54
                Loss from discontinued operations ..............................      (0.26)      (0.25)      (0.55)      (0.42)
                                                                                   --------    --------    --------    --------
                Net income .....................................................   $   0.02    $   0.09    $   0.04    $   0.12
                                                                                   ========    ========    ========    ========
Weighted average number of common and common equivalent shares outstanding:
       Basic ...................................................................      5,326       5,261       5,319       5,255
                                                                                   ========    ========    ========    ========
       Diluted .................................................................      5,465       5,510       5,482       5,490
                                                                                   ========    ========    ========    ========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999

                            (UNAUDITED, IN THOUSANDS)

                                                                                   2000        1999
                                                                                 --------    --------
                                                                                           (As restated
                                                                                             -note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...............................................................   $    260    $    699
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ......................................      1,492       1,421
          Changes in operating assets and liabilities:
              Accounts receivable ............................................     (4,672)      1,943
              Inventories ....................................................     (2,230)     (1,911)
              Other assets ...................................................         62         559
              Accounts payable ...............................................      2,503      (1,414)
              Accrued expenses ...............................................      2,660      (1,225)
              Net assets of discontinued operations ..........................      2,556       1,533
                                                                                 --------    --------
                           Net cash provided by operating activities .........      2,631       1,605
                                                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures ...............................................       (118)     (1,488)
          Net investing activities of discontinued operations ................       (305)     (1,095)
                                                                                 --------    --------
                           Net cash used in investing activities .............       (423)     (2,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds of borrowings .............................................        385         244
          Repayments of borrowings ...........................................     (1,806)       --
          Proceeds from exercise of stock options and warrants ...............          2          27
          Common stock issued under employee stock purchase plan .............        103         155
          Cash dividends paid ................................................       --           (40)
          Payments under capital lease obligations ...........................        (41)        (23)
          Net financing activities of discontinued operations ................       (217)       (270)
                                                                                 --------    --------
                           Net cash provided by (used in) financing activities     (1,574)         93
                                                                                 --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................        634        (885)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................        547       1,047
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................   $  1,181    $    162
                                                                                 ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid for interest .............................................   $  2,122    $  2,218
          Cash paid for income taxes .........................................   $   --      $  2,046

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANCED TECHNICAL PRODUCTS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

      The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the "Company" or "ATP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

      After becoming aware of the possible irregularities, the Company engaged special counsel and, through such counsel, such other advisors as deemed necessary to assist in its investigation of the possible irregularities. As a result of its investigation, the Company has restated its consolidated financial statements for each of the first, second, and third quarters of 1999.

      The effects of the adjustments to the consolidated financial statements for the quarter and six months ended July 2, 1999, are as follows (in thousands):

                                                          QUARTER   SIX MONTHS
                                                          -------   ----------
      Reduction in revenues ...........................   $ 1,134   $    1,590
      Increase in cost of revenues ....................     1,036        1,855
      Increase in general and administrative expenses .       331          609
                                                          -------   ----------
      Reduction in income before income taxes .........     2,501        4,054
      Reduction in income tax expense .................     1,053        1,684
                                                          -------   ----------
      Reduction in net income .........................   $ 1,448   $    2,370
                                                          =======   ==========
      Reduction in net income per share:
           Basic ......................................   $  0.28   $     0.45
                                                          =======   ==========
           Diluted ....................................   $  0.26   $     0.43
                                                          =======   ==========

      Substantially all of the adjustments relate to operations which have been subsequently classified as discontinued by the Company and are contained in the restated results of discontinued operations in the accompanying Condensed Consolidated Financial Statements (see Note 3).

3.  DISCONTINUED OPERATIONS

      On June 30, 2000, the Company adopted a formal plan to sell its structural core materials segment, which consists of the operations of the Alcore, Inc. and Alcore Brigantine S. A. subsidiaries. The Company anticipates disposal of the segment by December 31, 2000. To date, the Company has not entered into any agreement or arrangement with any third party to purchase the subsidiaries. The assets to be sold consist primarily of accounts receivable, inventories, property, plant and equipment. Operating results of the structural core materials segment for the quarter and six months ended June 30, 2000 are shown separately as a discontinued operation in the accompanying Condensed Consolidated Financial Statements. In addition, operating results for the quarter and six months ended July 2, 1999 have been restated to show results of the structural core materials segment separately. Net revenues of the structural core materials segment were approximately $5.3 million and $4.5 million for the quarters ending June 30, 2000 and July 2, 1999, respectively, and $11.1 million and $9.5 million for the six months ending June 30, 2000 and July 2, 1999, respectively. These amounts are not included in revenues in the accompanying Condensed Consolidated Statements of Income.

      Discontinued operation results, including income tax impact, are summarized as follows (in thousands):

                                                                                                          SIX
                                                                                  QUARTER                MONTHS
                                                                                   ENDED                 ENDED
                                                                             -------------------   -------------------
                                                                             JUNE 30,    JULY 2,   JUNE 30,    JULY 2,
                                                                               2000       1999       2000       1999
                                                                             --------   --------   --------   --------
                                                                                     (As restated           (As restated
                                                                                       -note 2)              -note 2)
LOSS FROM OPERATIONS OF SEGMENT TO BE DISPOSED:
      Loss before taxes ..................................................   $  1,150   $  2,420   $  3,775   $  3,948
      Income tax benefit .................................................        442      1,022      1,453      1,643
                                                                             --------   --------   --------   --------
      Net loss after tax .................................................   $    708   $  1,398   $  2,322   $  2,305
                                                                             ========   ========   ========   ========
PROVISION FOR FUTURE OPERATING LOSS DURING THE PHASE-OUT PERIOD:
      Loss before taxes ..................................................   $  1,145   $   --     $  1,145   $   --
      Income tax benefit .................................................        441       --          441       --
                                                                             --------   --------   --------   --------
      Net loss after tax .................................................   $    704   $   --     $    704   $   --
                                                                             ========   ========   ========   ========
TOTAL LOSS FROM DISCONTINUED OPERATIONS:
      Loss before taxes ..................................................   $  2,295   $  2,420   $  4,920   $  3,948
      Income tax benefit .................................................        883      1,022      1,894      1,643
                                                                             --------   --------   --------   --------
      Net loss after tax .................................................   $  1,412   $  1,398   $  3,026   $  2,305
                                                                             ========   ========   ========   ========

4.  INVENTORIES

      Inventories at June 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                     June 30,          Dec. 31,
                                                       2000              1999
                                                     --------          --------
Finished goods .............................         $  1,084          $  1,433
Work in process ............................           29,920            28,591
Raw materials ..............................           14,616            16,468
Progress payments ..........................           (1,813)           (4,916)
                                                     --------          --------
          Total inventories ................         $ 43,806          $ 41,576
                                                     ========          ========

5.  DEBT

      Debt is summarized as follows (in thousands):

                                                           June 30,   Dec.  31,
                                                             2000       1999
                                                           --------   --------
Short-term debt:
          Revolving loans ..............................   $ 22,038   $ 21,653
          Current portion of long-term debt ............      3,612      3,612
                                                           --------   --------
                                                           $ 25,650   $ 25,265
                                                           ========   ========
Long-term debt:
          Term loans ...................................   $ 18,022   $ 19,408
          Equipment loans ..............................      2,868      3,288
                                                           --------   --------
               Total long-term debt ....................     20,890     22,696
          Less current portion .........................      3,612      3,612
                                                           --------   --------
               Long-term debt, net of current portion ..   $ 17,278   $ 19,084
                                                           ========   ========

            At December 31, 1999 the Company had a $50.0 million credit facility consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) a $19.4 million term loan and (3) a $3.6 million capital expenditure facility. As of June 30, 2000, the Company had approximately $2.5 million of unused borrowing availability on this credit facility.

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

      The Company is subject to several financial and nonfinancial covenants under the $50.0 million credit facility. At June 30, 2000, the Company was in violation of certain financial covenants. The violations resulted primarily from the charges associated with estimated future losses of discontinued operations recorded in the second quarter of 2000 upon the Company's adoption of a plan to dispose of the structural core materials segment (see Note
3). The violations were cured as a result of an amendment to the agreement dated August 14, 2000.

      The following debt balances represent obligations relating to operations of the discontinued structural core materials segment (see Note 3). The balances are combined along with all of the assets and liabilities of the segment and reported as net assets of discontinued operations on the accompanying Condensed Consolidated Balance Sheets.

                                                              (in thousands)
                                                           June 30,   Dec.  31,
                                                             2000       1999
                                                           --------   --------
Bonds payable ..........................................   $  2,100   $  2,200
     Deferred obligation ...............................       --          334
Other long-term debt ...................................      1,632      1,496
                                                           --------   --------
     Total long-term debt ..............................      3,732      4,030
Less current portion ...................................      2,512      2,946
                                                           --------   --------
     Long-term debt, net of current portion ............   $  1,220   $  1,084
                                                           ========   ========

      Bonds payable result from a financing agreement with the State of Maryland dated May 14, 1997 to provide $2.6 million in 15 year tax-exempt industrial development bonds bearing interest at a variable rate adjusted weekly to finance the purchase of the Belcamp, Maryland honeycomb manufacturing facility and an adjacent 3.2 acre parcel of land. The Company has entered into an interest rate hedge agreement with a financial institution to fix the interest rate on the tax exempt bonds at 5.07% through the year 2012. The bonds payable require annual principal payments of $200,000 and are secured by a letter of credit agreement between the Company and a bank. On May 12, 2000, the letter of credit agreement was amended for a period extending to May 15, 2001. As a condition of the amended agreement, ATP delivered collateral to the bank in the form of qualified investment securities as defined with a value of $100,000 as of the date of execution of the amendment. Additional collateral in $150,000 increments is required to be delivered on or before each of July 1, August 1, September 1, and October 1, 2000. The Company is subject to several financial and nonfinancial covenants under this financing agreement. At June 30, 2000, the Company was in violation of a financial covenant. The violation was cured as a result of an amendment to the agreement dated July 12, 2000. It is anticipated that the lender will waive future violations, which are expected by the Company during 2000. However, since such future waivers are not assured, the Company has classified the total amount of the bonds as current at June 30, 2000 and December 31, 1999 as summarized above.

6.  EARNINGS PER SHARE

    Earnings per share ("EPS") are calculated as follows (in thousands, except per share amounts):

                                                               QUARTER ENDED             SIX MONTHS ENDED
                                                          ------------------------    ------------------------
                                                           June 30,       July 2,      June 30,       July 2,
                                                             2000          1999          2000          1999
                                                          ----------    ----------    ----------    ----------
                                                                       (as restated                (as restated
                                                                         -note 2)                     -note 2)
Income from continuing operations .....................   $    1,565    $    1,911    $    3,286    $    3,004
Less:  preferred stock dividends accrued ..............          (20)          (20)          (40)          (40)
                                                          ----------    ----------    ----------    ----------
Income from continuing operations available
      for common shares (same for both basic
      and diluted EPS calculation) ....................   $    1,545    $    1,891    $    3,246    $    2,964
                                                          ==========    ==========    ==========    ==========

Loss from discontinued operations (same for
     both basic and diluted EPS calculation) ..........   $    1,412    $    1,398    $    3,026    $    2,305
                                                          ==========    ==========    ==========    ==========
Net income ............................................   $      153    $      513    $      260    $      699

Less:  preferred stock dividends accrued ..............          (20)          (20)          (40)          (40)
                                                          ----------    ----------    ----------    ----------
Net income available for common shares
     (same for both basic and diluted EPS
      calculation) ....................................   $      133    $      493    $      220    $      659
                                                          ==========    ==========    ==========    ==========
Weighted average number of common shares outstanding:
             --Basic ..................................        5,326         5,261         5,319         5,255
                Add:  assumed stock conversions, net of
                assumed treasury stock purchases:
                  --stock options .....................          131           212           144           201
                  --stock warrants ....................            8            37            19            34
                                                          ----------    ----------    ----------    ----------
             --Diluted ................................        5,465         5,510         5,482         5,490
                                                          ==========    ==========    ==========    ==========
 Basic EPS:
        Income from continuing operations .............   $     0.29    $     0.36    $     0.61    $     0.57
          Loss from discontinued operations ...........        (0.27)        (0.27)        (0.57)        (0.44)
                                                          ----------    ----------    ----------    ----------
        Net income ....................................   $     0.02    $     0.09    $     0.04    $     0.13
                                                          ==========    ==========    ==========    ==========
 Diluted EPS:
        Income from continuing operations .............   $     0.28    $     0.34    $     0.59    $     0.54
        Loss from discontinued operations .............        (0.26)        (0.25)        (0.55)        (0.42)
                                                          ----------    ----------    ----------    ----------
        Net income ....................................   $     0.02    $     0.09    $     0.04    $     0.12
                                                          ==========    ==========    ==========    ==========

7.  SEGMENT REPORTING

        Segment financial information is summarized as follows (in thousands):

                                                                                SIX
                                                   QUARTER                     MONTHS
                                                    ENDED                       ENDED
                                          ------------------------    ------------------------
                                           JUNE 30,       JULY 2,      JUNE 30,      JULY 2,
                                             2000          1999          2000         1999
                                          ----------    ----------    ----------    ----------
                                                       (As restated                (As restated
                                                         -note 2)                     -note 2)
REVENUES (ALL FROM EXTERNAL CUSTOMERS):
    Aerospace and Defense .............   $   36,310    $   34,958    $   69,526    $   64,557
    Commercial Composites .............        6,044         5,591        11,428        10,288

    Other operating segments ..........        2,355         2,559         5,114         5,163
                                          ----------    ----------    ----------    ----------
              Total ...................   $   44,709    $   43,108    $   86,068    $   80,008
                                          ==========    ==========    ==========    ==========

OPERATING INCOME (LOSS):
    Aerospace and Defense .............   $    3,090    $    3,266    $    5,550    $    5,221
    Commercial Composites .............        2,263         1,175         3,801         1,908
    Other operating segments ..........           69           311           310           675
    Corporate .........................       (2,087)       (1,020)       (2,766)       (1,673)
                                          ----------    ----------    ----------    ----------
              Total ...................   $    3,335    $    3,732    $    6,895    $    6,131
                                          ==========    ==========    ==========    ==========

8.   COMPREHENSIVE INCOME

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. Statement 130 requires, among other things, that an enterprise report a total for comprehensive income in financial statements of interim periods issued to shareholders. The Company's other comprehensive loss for the quarter and six months ended June 30, 2000 consisted of foreign currency translation adjustments totaling $2,000 and $39,000, respectively. Comprehensive income totaled $151,000 and $221,000 for the quarter and six months ended June 30, 2000, respectively. There was no other comprehensive income or loss for the quarter and six months periods ended July 2, 1999.

9.   CONTINGENCIES

      On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation ("NYSDEC"), sent a letter to the Company, claiming that Lunn is a potentially responsible party ("PRP") with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act for NYSDEC's response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 15 PRPs identified for the Babylon Landfill. Lunn is seeking access to NYSDEC's files to determine the extent of its liability, if any. The Company has not recorded any liability for the contingency as of June 30, 2000. See "Legal Proceedings" (Part II, Item 1 of this report) for additional discussion of this matter.

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

      On July 6, 2000, a suit was brought in the United States District Court, District of Connecticut by plaintiffs seeking to recover damages in connection with the July 8, 1997 crash of a U.S. Army Blackhawk helicopter in Fort Bragg, North Carolina. The defendants in such suit include the alleged designer, manufacturer and installer of the external fuel tank system, purportedly including the Company. Plaintiffs have alleged that the helicopter was equipped with external 230 gallon fuel tanks that are alleged to have been designed and built by either the Company's Lincoln Composites division, or one of two other defendants, or by more than one of the defendants. Plaintiffs seek to recover from the defendants on various claims alleging total damages aggregating approximately $40 million. The Company is in the process of reviewing the allegations made in such suit, and expects to defend itself vigorously. At this time, it is not anticipated that this matter will have a material adverse effect upon the cash flows, earnings or competitive position of ATP.

      The Company and certain of its Officers and Directors have been named in a number of lawsuits recently filed in the United States District Court for the Northern District of Georgia. The lawsuits assert securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company's 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuits purport to be brought on behalf of a class consisting of all persons who purchased the Company's Common Stock in the period from April, 1998 through April, 2000. The Company is reviewing the allegations made in these lawsuits, and intends to defend itself vigorously. It is not possible to predict the impact that these lawsuits may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is possible that the present or future lawsuits, and any investigations or proceedings arising out of the same or related facts, depending on their outcome, could have a material adverse impact of the Company's financial condition or results of operations in one or more future periods.

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

      After becoming aware of the possible irregularities, the Company engaged special counsel and, through such counsel, such other advisors as deemed necessary to assist in its investigation of the possible irregularities. As a result of its investigation, the Company has restated its 1999 consolidated financial statements for each of the first, second, and third quarters of 1999. The following discussion of 1999 amounts relates to the Company's results of operations as restated for the adjustments determined necessary by the Company's investigation. See Notes 2 and 9 of the Condensed Consolidated Financial Statements of the Company.

DISCONTINUED OPERATIONS

      On June 30, 2000, the Company adopted a formal plan to sell its structural core materials segment, which consists of the operations of the Alcore, Inc. and Alcore Brigantine S. A. subsidiaries. Operating results of the structural core materials segment are shown separately as a discontinued operation in the accompanying Condensed Consolidated Financial Statements. See Note 3 of the Condensed Consolidated Financial Statements of the Company.


RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE QUARTER AND SIX MONTHS ENDED JULY 2, 1999

        Revenues for the quarter ended June 30, 2000 increased $1.6 million compared to the quarter ended July 2, 1999, or 3.7%, from $43.1 million in 1999 to $44.7 million in 2000. Revenues for the six months ended June 30, 2000 increased $6.1 million over the six months ended July 2, 1999, or 7.6%, from $80.0 million in 1999 to $86.1 million in 2000. The increase in revenues was primarily attributable to the following factors: (i) increased deliveries of composite components on several long-term aerospace and defense programs, including the F-18E/F and C-17 military aircraft and the Airbus A330 and A340 commercial aircraft, (ii) increased revenues on chemical defense contracts, primarily from the Joint Services Lightweight Standoff Chemical Agent Detector (JSLSCAD) program and (iii) increased shipments of the Company's commercial composites products.

      Gross profit as a percentage of revenues was 24.2% in the second quarter of 2000, compared to 23.2% in the second quarter of 1999. The gross profit percentage for the first six months increased from 22.5% in 1999 to 23.1% in 2000. The increase was primarily attributable to improved profitability of the commercial composites segment resulting from material cost reductions.

      General and administrative expenses increased $1.2 million, or 19.2%, for the quarter and $1.1 million, or 9.2%, for the first six months of 2000 compared to 1999. As a percentage of revenues, general and administrative expenses increased from 14.6% in 1999 to 16.7% in 2000 for the quarter, and from 14.8% in 1999 to 15.1% in 2000 for the six months. The increase is primarily the result of non-recurring charges of $1.3 million recorded in the second quarter of 2000, including costs incurred in connection with the termination of the January 2000 Merger Agreement and severance costs.

      Operating income was $3.3 million, or 7.5% of sales, for the second quarter of 2000, compared to $3.7 million, or 8.7% of sales, for the second quarter of 1999. Operating income was $6.9 million, or 8.0% of sales, for the first six months of 2000, compared to $6.1 million, or 7.7% of sales, for the first six months of 1999. The lower operating income for the second quarter of 2000 compared to 1999 results primarily from the non-recurring general and administrative costs of $1.3 million discussed in the previous paragraph. Excluding these non-recurring charges, operating income increased $0.9 million for the quarter and $2.0 million for the six months of 2000 compared to 1999, primarily because of the improved operating results of the commercial composites segment, and increased profits on advanced composite components delivered on the F-18 E/F program.

      Interest expense in 2000 increased $166,000 for the quarter and $305,000 for the six months, primarily the result of higher interest rates in effect during 2000 compared to the same period of 1999.

      Income taxes decreased $217,000 for the quarter and decreased $177,000 for the six months in 2000, reflecting the relative change in income before taxes. The effective income tax rate for continuing operations was 38.5% for all periods reported.

      Total loss from discontinued operations was substantially unchanged for the quarter and increased $0.7 million for the first six months of 2000 compared to 1999. The second quarter of 2000 includes a provision of $0.7 million for estimated future operating losses during the phase-out period of the structural core materials segment. Excluding the provision, the total loss decreased $0.7 million for the quarter, reflecting improvement in the operating results of the Alcore operation resulting from overhead cost reductions and production process improvements implemented in the first half of 2000.

FINANCIAL CONDITION AND LIQUIDITY

      Cash flow provided by operations was $2.6 million for the first six months of 2000 compared to $1.6 million for the same period in 1999. Working capital, excluding short-term debt balances, increased $2.2 million in the first six months of 2000 to $45.1 million. Significant changes in working capital during the six months ended June 30, 2000 included: (i) an increase of $4.7 million in accounts receivable, resulting primarily from an increase in revenues during the first six months of 2000 compared to the last half of 1999, (ii) an increase of $5.2 million in accounts payable and accrued expenses, reflecting accrued expenses incurred during the second quarter of 2000 for non-recurring general and administrative expenses, increased inventory levels and extended payment terms negotiated with several major suppliers and (3) an increase of $2.2 million in inventories, reflecting generally higher business activity levels. Net cash used in investing activities totaled $0.4 million in the first six months of 2000 and resulted exclusively from capital expenditures.

      The Company's primary loan agreement includes a total credit facility of $50.0 million consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) a $19.4 million term loan and
(iii) a $3.6 million capital expenditure facility. The term loan is payable quarterly based on a seven-year amortization period. The equipment loans are payable monthly based on a five-year amortization period. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. Interest is paid monthly in arrears on all loans. The credit facility, as amended, matures on December 31, 2002. As of June 30, 2000, the Company had approximately $2.5 million of unused borrowing availability on this credit facility. The Company is subject to several financial and nonfinancial covenants under the $50.0 million credit facility. At June 30, 2000, the Company was in violation of certain financial covenants. The violations resulted primarily from the charges associated with estimated future losses of discontinued operations recorded in the second quarter of 2000 upon the Company's adoption of a plan to dispose of the structural core materials segment. The violations were cured as a result of an amendment to the agreement dated August 14, 2000.

      At June 30, 2000, the Company's backlog (continuing operations) of orders and long-term contracts was approximately $512 million, compared to $549 million at December 31, 1999. The backlog includes unreleased orders of approximately $377 million and $403 million at June 30, 2000 and December 31, 1999, respectively.

      As discussed above, the Company has made capital expenditures totaling $0.4 million during the first quarter of 2000, which have been financed by a combination of cash flows from operations and increased borrowings under the revolving loan portion of the Company's credit facility. The Company invested approximately $14.7 million in capital equipment and facility improvements during the two-year period ending December 31, 1999. These investments were made primarily in support of several new long-term aerospace and defense contracts that are now in full production, and facility and equipment upgrades relating to NGV production. As a result, management believes that future short-term capital spending requirements will be limited to a normal sustaining maintenance level plus a relatively low amount of expenditures that will be cost justified by anticipated incremental program revenues. However, the Company will consider other future capital expenditure investments beyond the maintenance level when such investments are deemed to be strategic or critical to the Company's growth.

      On January 28, 2000, ATP and affiliates of Veritas Capital Fund, L.P. ("Veritas") entered into an Agreement and Plan of Merger pursuant to which Veritas would acquire 100% of the outstanding stock of the Company (the "Merger"). The agreement was terminated by Veritas on May 24, 2000. As a result of the termination, the Company must reimburse Veritas for its expenses incurred in connection with the Merger up to a maximum amount of $750,000. The Company recorded a charge to general and administrative expenses in the amount of $750,000 in the second quarter of 2000 to reflect this liability.

      ATP is actively exploring alternatives for additional financing to meet the working capital and other resource requirements of its growing operations. During July of 2000, ATP agreed to preliminary terms and conditions with a financial institution for a $7.0 million loan in the form of subordinated debt. The agreement is subject to approval by the lender upon the completion of due diligence, and approvals by certain existing lenders. The Company anticipates this additional financing to be in place by the end of the third quarter of 2000. The Company also anticipates its plan to sell its structural core materials segment will generate additional future cash proceeds. The Company presently anticipates disposal of the segment by December 31, 2000. To date, the Company has not entered into any agreement or arrangement with any third party to purchase the segment.

      Management of ATP believes that cash flows from operations, available borrowings under its current credit facility and the additional subordinated financing currently being reviewed are adequate to sustain the Company's current operating level for the next twelve months. The Company is exploring alternatives for additional financing in order to more fully take advantage of potential future business growth opportunities that may require significant capital investments. However, there can be no assurance that ATP can secure such additional financing if and when it is needed or on terms deemed acceptable to the Company.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and contingent liabilities at the date of the financial statements and during the reporting period. Actual results could differ materially from those estimates.

      The Company believes that inflation has not had a material effect on the results of its operations in the periods covered by this report.

YEAR 2000 ISSUES

      ATP completed its year 2000 (Y2K) preparation plan which included the following steps: assessment, modification / implementation and testing. The Company has not experienced any significant malfunctions or errors in its internal information technology ("IT") and non-IT systems that are critical to its operations since January 1, 2000. A few minor application problems were identified and resolved early in the year 2000. The Company is not aware of any significant Y2K issues or problems that may have arisen for its significant customers and suppliers. Based on currently available information, the Company is not aware of any significant continued exposure to Y2K systems issues, although there can be no assurance that the Company will not be adversely affected by Y2K issues.

      ATP's Y2K costs have not been budgeted and tracked as independent projects, but have been incurred in conjunction with normal sustaining activities. ATP estimates that such costs, including the replacement or upgrading of outdated, noncompliant hardware and software were less than $250,000.

RECENT ACCOUNTING PRONOUNCEMENTS

            In September 1999, the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") Issue No. 99-5, ACCOUNTING FOR PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS. Among other things, EITF Issue No. 99-5 provides additional guidance on how entities should account for costs incurred to design and develop molds, dies, and tooling that will be used to produce products that will be sold under long-term supply arrangements. The Company adopted the provisions of EITF Issue No. 99-5 on January 1, 2000. As a result, there was no material impact on the results of operations for the quarters and six months ended June 30, 2000 and July 2, 1999.

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

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

        This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that do not state historical fact and are inherently subject to risk and uncertainties. The forward-looking statements contained herein include, without limitation, statements about the Company's expectations, beliefs, intentions, or strategies regarding the future, and are based on current expectations and information available to the Company. Such forward-looking statements entail various risks and uncertainties which could cause actual results to differ materially from those projected in such forward-looking statements. Such risks and uncertainties, which can cause actual results to differ materially from those described herein, include the risks and uncertainties associated with the pending governmental investigations and litigation involving the Company. For additional information identifying such risks and uncertainties, see the Company's 1999 Annual Report on Form 10-K (Item 7, under the heading "Factors Affecting Future Operating Results").

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates primarily relating to its $50 million credit facility. However, the carrying value of borrowings under the credit facility generally approximate fair value due to the variable rate nature of such borrowings. The interest rates are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. At June 30, 2000, the Company had $42.9 million outstanding under the credit facility at a weighted-average interest rate of 9.7%.

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

      On July 6, 2000, a suit was brought in the United States District Court, District of Connecticut by plaintiffs seeking to recover damages in connection with the July 8, 1997 crash of a U.S. Army Blackhawk helicopter in Fort Bragg, North Carolina. The defendants in such suit include the alleged designer, manufacturer and installer of the external fuel tank system, purportedly including the Company. Plaintiffs have alleged that the helicopter was equipped with external 230 gallon fuel tanks that are alleged to have been designed and built by either the Company's Lincoln Composites division, or one of two other defendants, or by more than one of the defendants. Plaintiffs seek to recover from the defendants on various claims alleging total damages aggregating approximately $40 million. The Company is in the process of reviewing the allegations made in such suit, and expects to defend itself vigorously. At this time, it is not anticipated that this matter will have a material adverse effect upon the cash flows, earnings or competitive position of ATP.

      The Company and certain of its Officers and Directors have been named in a number of lawsuits recently filed in the United States District Court for the Northern District of Georgia. The lawsuits assert securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company's 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuits purport to be brought on behalf of a class consisting of all persons who purchased the Company's Common Stock in the period from April, 1998 through April, 2000. The Company is reviewing the allegations made in these lawsuits, and intends to defend itself vigorously. It is not possible to predict the impact that these lawsuits may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is possible that the present or future lawsuits, and any investigations or proceedings arising out of the same or related facts, depending on their outcome, could have a material adverse impact of the Company's financial condition or results of operations in one or more future periods.

      ATP is not a party to any other legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. ATP does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material adverse effect upon the cash flows, earnings or competitive position of ATP.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibits

       27.1   -- Financial Data Schedule (for SEC use only).

(b)   Reports on Form 8-K.

      A current report on Form 8-K dated May 24, 2000 reporting under Item 5 - Other Events was filed announcing (i) the termination by Veritas of the Merger Agreement dated January 28, 2000 by and among the Company and two affiliates of Veritas, (ii) the Company's receipt of alternative transaction proposals from Veritas which the Company's Board of Directors unanimously determined not to pursue and (iii) the election of James P. Hobt as Vice President, Chief Financial Officer and Treasurer of the Company.

      A current report on Form 8-K dated June 30, 2000 reporting under Item 5 - Other Events was filed announcing the Company has a plan to sell its Alcore and Alcore Brigantine subsidiaries and that for financial reporting purposes, these business units will be treated as discontinued operations.

                                  SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ADVANCED TECHNICAL PRODUCTS, INC.
                                           ---------------------------------
                                                      (Registrant)


Dated:  August 14, 2000                 By:  /S/ JAMES P. HOBT
                                            ------------------
                                        James P. Hobt, Chief Financial and
                                        Accounting Officer, Treasurer and
                                        Secretary

                                  EXHIBIT INDEX

       27.1     Financial Data Schedule (for SEC use only).