Form 10-Q
period 2000-09-30
ADVANCED TECHNICAL PRODUCTS INC
filed 2000-11-13
CIK 60911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2000 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________ Commission File Number 0-1298 ADVANCED TECHNICAL PRODUCTS, INC. (Exact name of Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-1581582 (I.R.S. Employer Identification No.)

200 Mansell Ct. East, Suite 505, Roswell, Georgia 30076
(Address of Principal Executive Offices)

(770) 993-0291
(Issuer’s Telephone Number, Including Area Code)

——————————————————————————————— ———————
(Former Address, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [_]                                                        NO [X]

The aggregate number of shares of Common Stock outstanding as of November 10, 2000 was 5,362,541.

ADVANCED TECHNICAL PRODUCTS, INC.

INDEX

ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 29, 2000 AND DECEMBER 31, 1999

(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 29, 2000	December 31, 1999
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,534	$547
Accounts receivable (net of allowance for doubtful accounts of $344 and $349 at
September 29, 2000 and December 31, 1999, respectively)	21,840	16,248
Inventories and costs relating to long-term contracts and programs in
process, net of progress payments	42,607	41,576
Prepaid income taxes	574	2,054

Other prepaid expenses	358	378
Deferred income taxes	3,900	3,900

Total current assets	70,813	64,703

NONCURRENT ASSETS:
Property, plant and equipment	19,133	18,912
Less-accumulated depreciation	(10,260)	(8,196)

Net property, plant and equipment	8,873	10,716

Deferred income taxes	778	778
Other noncurrent assets	2,787	2,908
Net assets of discontinued operations	16,673	17,638

Total assets	$99,924	$96,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,332	$13,078
Accrued expenses	11,379	8,666
Short-term debt	24,816	25,265

Current portion of capital lease obligations	67	67

Total current liabilities	50,594	47,076
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	16,375	19,084

Capital lease obligations, net of current portion	17	74
Other liabilities	1,693	1,693

Total liabilities	68,679	67,927
Mandatorily redeemable preferred stock, $1.00 par value, 1,000,000
shares authorized, issued and outstanding; redemption amount of $1.00 per share	1,000	1,000
SHAREHOLDERS’ EQUITY:
Preferred stock, undesignated, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 5,347,798 and 5,306,438 shares issued and outstanding as of September 29, 2000 and December 31, 1999, respectively	53	53
Additional paid-in capital	16,968	16,816
Retained earnings	13,464	11,055
Notes receivable from officers	(135)	(135)

Accumulated other comprehensive income (loss)	(105)	27

Total shareholders’ equity	30,245	27,816

Total liabilities and shareholders’ equity	$99,924	$96,743

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Quarter Ended		Nine Months Ended
	September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999
		(As restated -note 2)		(As restated -note 2)
Revenues	$42,089	$39,878	$128,157	$119,886
Cost of revenues	31,705	30,938	97,912	92,937

Gross profit	10,384	8,940	30,245	26,949
General and administrative expenses	5,988	5,975	18,954	17,853

Operating income	4,396	2,965	11,291	9,096

Interest expense	811	673	2,363	1,920

Income before income taxes	3,585	2,292	8,928	7,176
Income taxes	1,376	883	3,433	2,763

Income from continuing operations	2,209	1,409	5,495	4,413

Discontinued operations:
Loss from operations of segment to be disposed of	—	2,337	2,322	4,642
Provision for operating losses during the
phase-out period	—	—	704	—

Loss from discontinued operations (net of income tax benefit)	—	2,337	3,026	4,642

Net income (loss)	$2,209	$(928)	$2,469	$(229)

Net income (loss) per share:
Basic: Income from continuing operations	$0.41	$0.26	$1.02	$0.83
Loss from discontinued operations	—	(0.44)	(0.57)	(0.88)

Net income (loss)	$0.41	$(0.18)	$0.45	$(0.05)

Diluted: Income from continuing operations	$0.40	$0.25	$0.99	$0.79
Loss from discontinued operations	—	(0.42)	(0.55)	(0.84)

Net income (loss)	$0.40	$(0.17)	$0.44	$(0.05)

Weighted average number of common and
common equivalent shares outstanding:
Basic	5,345	5,284	5,327	5,265

Diluted	5,462	5,515	5,475	5,496

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999

(UNAUDITED, IN THOUSANDS)

	2000	1999
		(As restated -note 2)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)	$2,469	$(229)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,219	2,208
Changes in operating assets and liabilities:
Accounts receivable	(5,592)	(583)
Inventories	(1,031)	(3,388)
Other assets	1,334	393
Accounts payable	1,254	3,001
Accrued expenses	2,653	(2,629)
Net assets of discontinued operations	1,700	3,639

Net cash provided by operating activities	5,006	2,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(221)	(2,423)
Net investing activities of discontinued operations	(222)	(1,760)

Net cash used in investing activities	(443)	(4,183)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds of borrowings	—	3,303
Repayments of borrowings	(3,158)	(1,909)

Proceeds from exercise of stock options and warrants	5	33
Common stock issued under employee stock purchase plan	147	205

Cash dividends paid	—	(40)
Payments under capital lease obligations	(57)	(35)
Net financing activities of discontinued operations	(513)	(674)

Net cash provided by (used in) financing activities	(3,576)	883

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	987	(888)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	547	1,047

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,534	$159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,218	$3,199
Cash paid for income taxes	$ —	$3,305

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED TECHNICAL PRODUCTS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the “Company” or “ATP”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 29, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 1999.

2. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

     During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, Inc. (“Alcore”), when certain financial records were seized in connection with a search warrant issued by the United States District Court - District of Maryland as part of a governmental investigation. Additionally, the Company has been notified of an investigation by the United States Securities and Exchange Commission regarding these matters.

     After becoming aware of the possible irregularities, the Company engaged special counsel and, through such counsel, such other advisors as deemed necessary to assist in its investigation of the possible irregularities. As a result of its investigation, the Company has restated its consolidated financial statements for each of the first, second, and third quarters of 1999.

     The effects of the adjustments to the consolidated financial statements for the quarter and nine months ended October 1, 1999, are as follows (in thousands):

	Quarter	Nine Months
Reduction in revenues	$1,718	$3,308
Increase in cost of revenues	1,610	3,465
Increase in general and administrative expenses	908	1,517

Reduction in income before income taxes	4,236	8,290
Reduction in income tax expense	1,471	3,155

Reduction in net income	$2,765	$5,135
Reduction in net income per share:
Basic	$0.52	$0.97

Diluted	$0.51	$0.93

     Substantially all of the adjustments relate to operations which have been subsequently classified as discontinued by the Company and are contained in the restated results of discontinued operations in the accompanying Condensed Consolidated Financial Statements (see Note 3).

3. DISCONTINUED OPERATIONS

     On June 30, 2000, the Company adopted a formal plan to sell its structural core materials segment, which consists of the operations of the Alcore, Inc. and Alcore Brigantine S. A. subsidiaries. The Company anticipates disposal of the segment by the first quarter of 2001. To date, the Company has not entered into any agreement or arrangement with any third party to purchase the subsidiaries. The assets to be sold consist primarily of accounts receivable, inventories, property, plant and equipment. Operating results of the structural core materials segment for the quarter and nine months ended September 29, 2000 are shown separately as a discontinued operation in the accompanying Condensed Consolidated Financial Statements. In addition, operating results for the quarter and nine months ended October 1, 1999 have been restated to show results of the structural core materials segment separately. Net revenues of the structural core materials segment were approximately $5.8 million and $4.6 million for the quarters ending September 29, 2000 and October 1, 1999, respectively, and $16.9 million and $14.1 million for the nine months ending September 29, 2000 and October 1, 1999, respectively. These amounts are not included in revenues in the accompanying Condensed Consolidated Statements of Operations.

     Discontinued operation results, including income tax impact, are summarized as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999
		(As restated -note 2)		(As restated -note 2)
Loss from operations of segment to be disposed:
Loss before taxes	$ —	$3,539	$3,775	$7,487
Income tax benefit	—	1,202	1,453	2,845

Net loss after tax	$ —	$2,337	$2,322	$4,642

Provision for operating loss during the phase-out period:
Loss before taxes	$ —	$ —	$1,145	$ —
Income tax benefit	—	—	441	—

Net loss after tax	$ —	$ —	$ 704	$ —

Total loss from discontinued operations:
Loss before taxes	$ —	$3,539	$4,920	$7,487
Income tax benefit	—	1,202	1,894	2,845

Net loss after tax	$ —	$2,337	$3,026	$4,642

4. INVENTORIES

Inventories at September 29, 2000 and December 31, 1999 consisted of the following (in thousands):

	Sept. 29, 2000	Dec. 31, 1999
Finished goods	$ 1,356	$ 1,433
Work in process	30,117	28,591
Raw materials	13,171	16,468
Progress payments	(2,037)	(4,916)

Total inventories	$ 42,607	$ 41,576

5. DEBT

     Debt is summarized as follows (in thousands):

	Sept. 29, 2000	Dec. 31, 1999
Short-term debt:
Revolving loans	$21,204	$21,653
Current portion of long-term debt	3,612	3,612

	$24,816	$25,265

Long-term debt:
Term loans	$17,329	$19,408
Equipment loans	2,658	3,288

Total long-term debt	19,987	22,696
Less current portion	3,612	3,612

Long-term debt, net of current portion	$16,375	$19,084

     At September 29, 2000 the Company had a $47.0 million credit facility consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) a $17.3 million term loan and (3) a $2.7 million capital expenditure facility. As of September 29, 2000, the Company had approximately $4.0 million of unused borrowing availability on this credit facility, net of $1.7 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments and other items.

     The revolving, term and equipment loans are secured by collateral consisting of substantially all of the Company’s assets including inventory, equipment, receivables, general intangibles, investment property and real property. The interest rates on the loans are set quarterly based on the Company’s performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution’s prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. Interest is paid monthly in arrears on all loans. The credit facility, as amended in October 2000, extends to October 2003.

     The following debt balances represent obligations relating to operations of the discontinued structural core materials segment (see Note 3). The balances are combined along with all of the assets and liabilities of the segment and reported as net assets of discontinued operations on the accompanying Condensed Consolidated Balance Sheets.

	(in thousands)
	September 29, 2000	Dec. 31, 1999
Bonds payable	$2,050	$2,200
Deferred obligation	—	334
Other long-term debt	1,628	1,496

Total long-term debt	3,678	4,030
Less current portion	2,462	2,946

Long-term debt, net of current portion	$1,216	$1,084

     Bonds payable result from a financing agreement with the State of Maryland dated May 14, 1997 to provide $2.6 million in 15 year tax-exempt industrial development bonds bearing interest at a variable rate adjusted weekly to finance the purchase of the Belcamp, Maryland honeycomb manufacturing facility and an adjacent 3.2 acre parcel of land. The Company has entered into an interest rate hedge agreement with a financial institution to fix the interest rate on the tax exempt bonds at 5.07% through the year 2012. The bonds payable require annual principal payments of $200,000 through 2000, $220,000 for 2001 through 2004 and $140,000 for 2005 through 2012, and are secured by a letter of credit agreement between the Company and a bank. On May 12, 2000, the letter of credit agreement was amended for a period extending to May 15, 2001. As a condition of the amended agreement, ATP delivered collateral to the bank in the form of qualified investment securities as defined with a value of $100,000 as of the date of execution of the amendment. Additional collateral of $150,000 increments was delivered on or before each of July 1, August 1, September 1, and October 1, 2000. The Company is subject to several financial and nonfinancial covenants under this financing agreement. At September 29, 2000, the Company was in violation of a financial covenant. It is anticipated that the lender will waive this and future violations, which are expected by the Company during 2000. However, such waivers are not assured.

     During October 2000, the Company entered into an agreement with a lender for a three year, $7,000,000 loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable at maturity. The loan principal is payable at maturity in October 2003. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company’s common stock at an exercise price of approximately $4.50 per share. The warrants are exercisable at any time prior to the fifth anniversary of the credit facility closing. Alternatively, at any time after 18 months from the closing, but prior to the expiration of the warrants, the lender may elect to require the Company to repurchase each warrant for an amount equal to 10% of ATP’s EBITDA (earnings before interest, taxes, depreciation and amortization) divided by 320,000 (the “Warrant Put”). The Warrant Put is subject to a maximum cap of $1,750,000. In the event of an exercise of a Warrant Put resulting in a repurchase price of $1,000,000 or greater, the Company has the right to satisfy up to 50% of the obligation by issuing a promissory note to the lender, with principal payments amortized evenly over 18 months.

6. EARNINGS PER SHARE

Earnings per share (“EPS”) are calculated as follows (in thousands, except per share amounts):

		Quarter Ended		Nine Months Ended
		September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999
			(As restated -note 2)		(As restated -note 2)
Income from continuing operations		$ 2,209	$ 1,409	$ 5,495	$ 4,413
Less: preferred stock dividends accrued		(20)	(20)	(60)	(60)

Income from continuing operations available
for common shares (same for both basic
and diluted EPS calculation)		$ 2,189	$ 1,389	$ 5,435	$ 4,353

Loss from discontinued operations (same for
both basic and diluted EPS calculation)		$ —	$ 2,337	$ 3,026	$ 4,642

Net income (loss)		$ 2,209	$ (928)	$ 2,469	$ (229)
Less: preferred stock dividends accrued		(20)	(20)	(60)	(60)

Net income (loss) available for common shares
(same for both basic and diluted EPS
calculation)		$ 2,189	$ (948)	$ 2,409	$ (289)

Weighted average number of common
shares outstanding:
—Basic		5,345	5,284	5,327	5,265
Add: assumed stock conversions, net of
assumed treasury stock purchases:
—stock options		117	194	135	196
—stock warrants		—	37	13	35

—Diluted	;	5,462	5,515	5,475	5,496

Basic EPS:
Income from continuing operations		$ 0.41	$ 0.26	$ 1.02	$ 0.83
Loss from discontinued operations		—	(0.44)	(0.57)	(0.88)

Net income (loss)		$ 0.41	$(0.18)	$ 0.45	$(0.05)

Diluted EPS:
Income from continuing operations		$ 0.40	$ 0.25	$ 0.99	$ 0.79
Loss from discontinued operations		—	(0.42)	(0.55)	(0.84)

Net income (loss)		$ 0.40	$(0.17)	$ 0.44	$(0.05)

7. SEGMENT REPORTING

Segment financial information is summarized as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999
		(As restated -note 2)		(As restated -note 2)
Revenues (all from external customers):
Aerospace and Defense	$ 35,553	$ 34,853	$ 105,079	$ 99,410
Commercial Composites	4,377	2,516	15,805	12,804
Other operating segments	2,159	2,509	7,273	7,672

Total	$ 42,089	$ 39,878	$ 128,157	$ 119,886

Operating income (loss):
Aerospace and Defense	$ 4,351	$ 4,019	$ 9,901	$ 9,240
Commercial Composites	1,165	35	4,966	1,943
Other operating segments	(164)	279	146	954
Corporate	(956)	(1,368)	(3,722)	(3,041)

Total	$ 4,396	$ 2,965	$ 11,291	$ 9,096

8. COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. Statement 130 requires, among other things, that an enterprise report a total for comprehensive income in financial statements of interim periods issued to shareholders. The Company’s other comprehensive loss for the quarter and nine months ended September 29, 2000 consisted of foreign currency translation adjustments totaling $93,000 and $132,000, respectively. Comprehensive income totaled $2,116,000 and $2,337,000 for the quarter and nine months ended September 29, 2000, respectively. There was no other comprehensive income or loss for the quarter and nine months periods ended October 1, 1999.

9. CONTINGENCIES

     On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation (“NYSDEC”), sent a letter to the Company, claiming that Lunn Industries (“Lunn”) a division of the Company, along with numerous other parties, is a potentially responsible party (“PRP”) with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act for NYSDEC’s response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 15 PRPs identified for the Babylon Landfill. Lunn is seeking access to NYSDEC’s files to determine the extent of its liability, if any. The Company has not recorded any liability for the contingency as of September 29, 2000. See “Legal Proceedings” (Part II, Item 1 of this report) for additional discussion of this matter.

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

     The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July, 2000 in the United States District Court for the Northern District of Georgia. The lawsuits assert securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company’s 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuits purport to be brought on behalf of a class consisting of all persons who purchased the Company’s Common Stock in the period from April, 1998 through April, 2000. The Company intends to defend itself vigorously. It is not possible to predict the impact that these lawsuits may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is possible that the present or future lawsuits, and any investigations or proceedings arising out of the same or related facts, depending on their outcome, could have a material adverse impact on the Company’s financial condition or results of operations in one or more future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     After becoming aware of the possible irregularities, the Company engaged special counsel and, through such counsel, such other advisors as deemed necessary to assist in its investigation of the possible irregularities. As a result of its investigation, the Company has restated its 1999 consolidated financial statements for each of the first, second, and third quarters of 1999. The following discussion of 1999 amounts relates to the Company’s results of operations as restated for the adjustments determined necessary by the Company’s investigation. See Notes 2 and 9 of the Condensed Consolidated Financial Statements of the Company.

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

Results of Operations

Quarter and Nine Months Ended September 29, 2000 Compared with the Quarter and Nine Months Ended October 1, 1999

     Revenues for the quarter ended September 29, 2000 increased $2.2 million compared to the quarter ended October 1, 1999, or 5.5%, from $39.9 million in 1999 to $42.1 million in 2000. Revenues for the nine months ended September 29, 2000 increased $8.3 million over the nine months ended October 1, 1999, or 6.9%, from $119.9 million in 1999 to $128.2 million in 2000. The increase in revenues was primarily attributable to the following factors: (i) increased deliveries of composite components on several long-term aerospace and defense programs, including the F-18E/F and C-17 military aircraft and the Airbus A330 and A340 commercial aircraft, (ii) increased revenues on chemical defense contracts, primarily from the Joint Services Lightweight Standoff Chemical Agent Detector (JSLSCAD) and the Multi-Purpose Integrated Chemical Agent Detector (MICAD) programs and (iii) increased shipments of the Company’s commercial composites products.

     Gross profit as a percentage of revenues was 24.7% in the third quarter of 2000, compared to 22.4% in the third quarter of 1999. The gross profit percentage for the first nine months increased from 22.5% in 1999 to 23.6% in 2000. The increase was primarily attributable to improved profitability of the commercial composites segment resulting from material cost reductions.

     General and administrative expenses for the third quarter of 2000 totaled $6.0 million, substantially unchanged from the third quarter of 1999. General and administrative expenses for the first nine months of 2000 increased $1.1 million, or 6.2%, compared to 1999. The increase is primarily the result of non-recurring charges of $1.3 million recorded in the second quarter of 2000, including costs incurred in connection with the termination of a January 2000 merger agreement and severance costs. As a percentage of revenues, general and administrative expenses decreased from 15.0% in 1999 to 14.2% in 2000 for the quarter, and from 14.9% in 1999 to 14.8% in 2000 for the nine months. The reduction of general and administrative expenses as a percentage of revenues is primarily attributable to the increased revenues in 2000.

     Operating income was $4.4 million, or 10.4% of sales, for the third quarter of 2000, compared to $3.0 million, or 7.4% of sales, for the third quarter of 1999. Operating income was $11.3 million, or 8.8% of sales, for the first nine months of 2000, compared to $9.1 million, or 7.6% of sales, for the first nine months of 1999. Excluding the non-recurring general and administrative costs of $1.3 million discussed in the previous paragraph, operating income was $12.6 million for the first nine months of 2000, an increase of $3.5 million, or 38.1%, compared to 1999. The increased operating income results primarily from increased revenues, improved operating results of the commercial composites segment and increased profits on advanced composite components delivered on the F-18 E/F program.

     Interest expense in 2000 increased $138,000 for the quarter and $443,000 for the nine months, primarily the result of higher interest rates in effect during 2000 compared to the same period of 1999.

     Income taxes increased $493,000 for the quarter and $670,000 for the nine months in 2000, reflecting the relative change in income before taxes. The effective income tax rate for continuing operations was 38.5% for all periods reported.

     Total loss from discontinued operations decreased $2.3 million for the quarter and $1.6 million for the first nine months of 2000 compared to 1999. The reduced loss reflects continued improvement in the operating results of the structural core materials segment resulting from overhead cost reductions and production process improvements implemented at Alcore during 2000.

Financial Condition and Liquidity

     Cash flow provided by operations was $5.0 million for the first nine months of 2000 compared to $2.4 million for the same period in 1999. Working capital, excluding short-term debt balances, increased $2.1 million in the first nine months of 2000 to $45.0 million. Significant changes in working capital during the nine months ended September 29, 2000 included: (i) an increase of $5.6 million in accounts receivable, resulting primarily from an increase in revenues, (ii) an increase of $4.0 million in accounts payable and accrued expenses, reflecting accrued expenses incurred during 2000 for non-recurring general and administrative expenses, increased inventory levels and extended payment terms negotiated with several major suppliers, (3) an increase of $1.0 million in inventories, reflecting generally higher business activity levels, (4) a decrease of $1.5 million in prepaid income taxes resulting from the application of prior year prepaid tax balances to satisfy tax liabilities generated by income earned in 2000 and (5) an increase of $1.0 million in cash and cash equivalents, primarily the result of collateral payments made during 2000 in connection with a letter of credit agreement between the Company and a bank (See Note 5 of the Condensed Consolidated Financial Statements of the Company). Net cash used in investing activities totaled $0.4 million in the first nine months of 2000 and resulted exclusively from capital expenditures.

     The Company’s primary loan agreement includes a total credit facility of $47.0 million consisting of: (i) $17.3 million of revolving credit against eligible receivable and inventory balances, (ii) a $17.3 million term loan and (iii) a $2.7 million capital expenditure facility. The term loan is payable quarterly based on a seven-year amortization period. The equipment loans are payable monthly based on a five-year amortization period. The interest rates on the loans are set quarterly based on the Company’s performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution’s prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. Interest is paid monthly in arrears on all loans. The credit facility, as amended in October 2000, matures in October 2003. As of September 29, 2000, the Company had approximately $4.0 million of unused borrowing availability on this credit facility, net of $1.7 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments and other items.

     During October 2000, the Company entered into an agreement with a lender for a three year, $7,000,000 loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable at maturity. The loan principal is payable at maturity in October 2003. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company’s common stock at an exercise price of approximately $4.50 per share. The warrants are exercisable at any time prior to the fifth anniversary of the credit facility closing. Alternatively, at any time after 18 months from the closing, but prior to the expiration of the warrants, the lender may elect to require the Company to repurchase each warrant for an amount equal to 10% of ATP’s EBITDA (earnings before interest, taxes, depreciation and amortization) divided by 320,000 (“Warrant Put”). The Warrant Put is subject to a maximum cap of $1,750,000. In the event of an exercise of a Warrant Put resulting in a repurchase price of $1,000,000 or greater, the Company has the right to satisfy up to 50% of the obligation by issuing a promissory note to the lender, with principal payments amortized evenly over 18 months.

     At September 29, 2000, the Company’s backlog (continuing operations) of orders and long-term contracts was approximately $503 million, compared to $549 million at December 31, 1999. The backlog includes unreleased orders of approximately $385 million and $403 million at September 29, 2000 and December 31, 1999, respectively.

     As discussed above, the Company has made capital expenditures totaling $0.4 million during the first quarter of 2000, which have been financed by a combination of cash flows from operations and increased borrowings under the revolving loan portion of the Company’s credit facility. The Company invested approximately $14.7 million in capital equipment and facility improvements during the two-year period ending December 31, 1999. These investments were made primarily in support of several new long-term aerospace and defense contracts that are now in full production, and facility and equipment upgrades relating to Natural Gas Vehicle (“NGV”) production. As a result, management believes that future short-term capital spending requirements will be limited to a normal sustaining maintenance level plus a relatively low amount of expenditures that will be cost justified by anticipated incremental program revenues. However, the Company will consider other future capital expenditure investments beyond the maintenance level when such investments are deemed to be strategic or critical to the Company’s growth.

     The Company also anticipates its plan to sell its structural core materials segment will generate additional future cash proceeds. The Company presently anticipates disposal of the segment by the first quarter of 2001. To date, the Company has not entered into any agreement or arrangement with any third party to purchase the segment.

     Management of ATP believes that cash flows from operations, available borrowings under its current credit facility and the additional subordinated financing obtained during October 2000 are adequate to sustain the Company’s current operating level and expected growth for the next one to three years.

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

Year 2000 Issues

     ATP completed its year 2000 (Y2K) preparation plan which included the following steps: assessment, modification / implementation and testing. The Company has not experienced any significant malfunctions or errors in its internal information technology (“IT”) and non-IT systems that are critical to its operations since January 1, 2000. A few minor application problems were identified and resolved early in the year 2000. The Company is not aware of any significant Y2K issues or problems that may have arisen for its significant customers and suppliers. Based on currently available information, the Company is not aware of any significant continued exposure to Y2K systems issues, although there can be no assurance that the Company will not be adversely affected by Y2K issues.

     ATP’s Y2K costs have not been budgeted and tracked as independent projects, but have been incurred in conjunction with normal sustaining activities. ATP estimates that such costs, including the replacement or upgrading of outdated, noncompliant hardware and software were less than $250,000.

Recent Accounting Pronouncements

     In September 1999, the Financial Accounting Standards Board issued Emerging Issues Task Force (“EITF”) Issue No. 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements. Among other things, EITF Issue No. 99-5 provides additional guidance on how entities should account for costs incurred to design and develop molds, dies, and tooling that will be used to produce products that will be sold under long-term supply arrangements. The Company adopted the provisions of EITF Issue No. 99-5 on January 1, 2000. As a result, there was no material impact on the results of operations for the quarters and nine months ended September 29, 2000 and October 1, 1999.

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

Forward Looking Statements - Cautionary Factors

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that do not state historical fact and are inherently subject to risk and uncertainties. The forward-looking statements contained herein include, without limitation, statements about the Company’s expectations, beliefs, intentions, or strategies regarding the future, and are based on current expectations and information available to the Company. Such forward-looking statements entail various risks and uncertainties which could cause actual results to differ materially from those projected in such forward-looking statements. Such risks and uncertainties, which can cause actual results to differ materially from those described herein, include the risks and uncertainties associated with the pending governmental investigations and litigation involving the Company. For additional information identifying such risks and uncertainties, see the Company’s 1999 Annual Report on Form 10-K (Item 7, under the heading “Factors Affecting Future Operating Results”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates primarily relating to its $50 million credit facility. However, the carrying value of borrowings under the credit facility generally approximate fair value due to the variable rate nature of such borrowings. The interest rates are set quarterly based on the Company’s performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution’s prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. At September 29, 2000, the Company had $41.1 million outstanding under the credit facility at a weighted-average interest rate of 9.71%.

     The Company has not entered into transactions which subject it to material foreign currency transaction gains and losses.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     As of December 31, 1999, Lunn Industries, Inc., a division of the Company, in conjunction with numerous other parties, has been identified as a potentially responsible party (PRP) at an inactive landfill site in Babylon, New York identified by the New York State Department of Environmental Conservation for remediation under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA). As a PRP, the Company may be required to pay a portion of the costs of evaluation and cleanup of this site. Lawsuits and claims involving additional environmental matters may arise from time to time. The New York Attorney General’s investigation of the inactive CERCLA site in Babylon, New York is in a very preliminary stage, and as a result, management has based its assessment of potential liability and remediation costs on currently available facts, the number of PRPs identified, documentation available, currently anticipated and reasonably identifiable remediation costs, existing technology, presently enacted laws and regulations and other factors. While the Company may have rights of contribution or reimbursement under insurance policies, such issues are not factors in management’s estimation of liability. Based on the foregoing factors, management believes that it is unlikely that the identified matter at the inactive Babylon, New York site will have a material adverse affect on the Company’s consolidated financial position, results of operations or cash flows.

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

     The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. The lawsuits assert securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company’s 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuits purport to be brought on behalf of a class consisting of all persons who purchased the Company’s Common Stock in the period from April, 1998 through April, 2000. The Company intends to defend itself vigorously. It is not possible to predict the impact that these lawsuits may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is possible that the present or future lawsuits, and any investigations or proceedings arising out of the same or related facts, depending on their outcome, could have a material adverse impact on the Company’s financial condition or results of operations in one or more future periods.

     ATP is not a party to any other legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. ATP does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material adverse effect upon the cash flows, earnings or competitive position of ATP.

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

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED TECHNICAL PRODUCTS, INC. (Registrant)

Dated: November 13, 2000	By: /s/ James P. Hobt —————————————— James P. Hobt, Chief Financial and Accounting Officer, Treasurer and Secretary

EXHIBIT INDEX

27.1 Financial Data Schedule (for SEC use only).