Form 10-K
period 2000-12-31
ADVANCED TECHNICAL PRODUCTS INC
filed 2001-04-02
CIK 60911

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

     [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 28, 2001 was $26,486,501 (3,817,874 shares at $6.9375 per share, the closing price of the registrant's common stock on the Nasdaq National Market on March 30, 2001). As of that date, 5,450,473 shares of the Company's Common Stock were outstanding.

================================================================================

                                     PART I

ITEM 1.                             BUSINESS

General

     Advanced Technical Products, Inc. ("ATP" or the "Company") is a Delaware corporation that manufactures a variety of products in the following principal business segments: (i) Aerospace and Defense, (ii) Commercial Composites and
(iii) Other Products. Such products are manufactured through four business units, Marion Composites, Intellitec, Lincoln Composites and Lunn Industries. The Aerospace and Defense segment designs, develops and manufactures advanced composite material products, including radomes, aircraft components, missile and satellite composite structures, engine components, rocket motor cases, pressure vessels, relocatable shelters, missile launch tubes, torque shafts and fuel tanks, as well as a wide range of integrated defense systems including electro-optical systems, chemical and biological detection systems, ordnance delivery systems and light-weight camouflage systems. The Commercial Composites segment produces natural gas vehicle ("NGV") fuel tanks, products used in the exploration and production of oil and gas and other composite-based commercial products. The Other Products operating segment primarily consists of a manufacturer of electrical power switching products for specialty vehicles including recreational vehicles, motor homes, conversion vans, over-the-road trucks and leisure boats. See Note 5 to the Consolidated Financial Statements of the Company for a summary of selected financial data of each reportable business segment. The Company also manufactures structural core materials through its Alcore business unit which is treated as a discontinued operation for financial reporting purposes.

     On October 31, 1997, TPG Holdings, Inc., a Delaware corporation ("TPG"), merged with Lunn Industries, Inc., a Delaware corporation ("Lunn"), under the name "Advanced Technical Products, Inc." Lunn was originally incorporated in New York in 1948 and was reincorporated in Delaware in 1987. TPG was formed in 1995 to acquire the business and assets of three operating units of the Brunswick Technical Group, which was completed on April 28, 1995.

Aerospace and Defense Segment

     Composite Based Products

     Radomes. One of ATP's principal products is high-performance radomes. A radome is an aerodynamic and environmental cover made of composite materials that shelters the antenna assembly of a radar set on an airplane, rocket or missile. Management believes that ATP has approximately a 75% share of the domestic high-performance radome market and is the sole supplier of radomes for aircraft such as the EA6B, AV-8B, B-1, B-1B, C-5B, C-17, C-130, F-4, F-5, F-14, F-15, F-16 and the F/A-18. Additionally, ATP owns ceramic radome manufacturing technology which enables it to manufacture high temperature, high performance radomes for interceptor missile applications. ATP has manufactured Patriot Missile radomes since 1971, and management believes that ATP has been the sole supplier for the past 15 years.

     Sales of radomes for each of 2000, 1999 and 1998 constituted 9.4%, 10.1% and 9.0%, respectively, of the total consolidated revenues of ATP.

     Aircraft Components. ATP manufactures composite materials and products for aerospace and defense applications and is a leading manufacturer of advanced composite aircraft structures. ATP currently fabricates flap panels, winglets and landing gear doors for the C-17. Management believes the

C-17 is a high-priority program for the U.S. Air Force and that the production of these C-17 components will provide a stable stream of revenue for ATP for the foreseeable future.

     ATP also manufactures composite-based canopies, fuel tanks, wing and floor panels, fairings and other aircraft components. ATP has participated in developmental projects that include radar absorbing materials, radar absorbing structures and frequency selective surfaces for low observable applications.

     ATP's program to supply flap track fairings to The Aerostructures Corporation is currently in production, and 106 shipsets have been delivered as of the end of 2000. These parts are installed on the Airbus A330 and A340 aircraft. This "life of the program" contract is anticipated to cover approximately 500 aircraft.

     In December 1997, ATP entered into a long-term production alliance with General Electric Aircraft Engines pursuant to which ATP is manufacturing a composite inlet device for the GE F414-400 turbofan engine to be used in the U.S. Navy's newest fighter, the F/A-18E/F "Super Hornet." In June 1998, GE placed an order with an estimated value of $65 million over five years as the initial step in the GE-ATP alliance. ATP has been delivering product under the order since late 1998.

     Sales of aircraft components for each of 2000, 1999 and 1998 constituted 24.3%, 22.0% and 18.6%, respectively, of the total consolidated revenues of ATP.

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

     Pressure Vessels. ATP produces filament wound pressure vessels that are used predominantly in aircraft, launch vehicles and space applications where weight minimization is critical. These high-performance pressure vessels are typically used as a storage container for pressurized helium, nitrogen, xenon and other gases which are used in critical system applications, including emergency power, crew capsule impact and flotation, maneuvering, environmental, fuel feed and purge systems. ATP has been a leader in the integration of filament winding technology in combination with metal liners that results in vessels that meet or exceed structural requirements. A number of existing pressure vessel configurations are currently qualified by prime contractors and the military. This qualification reduces competition for follow-on orders and provides a variety of products that can be offered for new applications with minimal capital investment and production lead time.

     Fuel Tanks. External fuel tanks are used by the military to provide aircraft with additional operating range. The military requires all-composite external fuel tanks because they offer a significant weight advantage and improved crash survivability, greater safety in a fire, and improved gunfire protection. Management believes that ATP is currently the only qualified producer of the tank liner for the 230-Gallon AH-64/UH-60 Fuel Tank, which is used by the U.S. Army. ATP continues to deliver under contracts for the production of the 480-gallon external fuel tanks for the F/A-18E/F. Deliveries extend through 2001 under the current contract.

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

     Tubular Products. ATP's tubular product line includes missile launch tubes and torque shafts. The primary products in the launch tube line include the Multiple Launch Rocket System (MLRS) and the launch canister for the submarine based Tomahawk Missile. While management believes that the MLRS program is important to the U.S. Army as an effective, low-cost weapon system, the Army has a large inventory of these missiles, and the funding level for this program remains low. Composites offer desirable properties for torque shafts for various aerospace and defense applications and are presently being used in Boeing Vertol's 234 helicopter.

     Resin Transfer Molding. Resin transfer molding (RTM) is the fabrication of a composite component formed by pumping resin into a mold containing reinforcement material. The rough product is then removed from the mold and finished. While use of this manufacturing process is primarily driven by its lower cost, recent advances in materials and equipment have helped to make the process a viable choice for fabricating composite aircraft and military structures. ATP supplies 192 parts on the Air Force Air Superiority Fighter, the F-22, and management believes it is the only qualified non-prime supplier of RTM components for the Navy's F/A-18E/F.

     In addition to serving as a supplier to the manufacturers of military aircraft, ATP provides components for commercial aircraft and engine components, producing over 15,000 jet and turbine engine components annually. ATP continues to grow this manufacturing process and is expanding into diversified liquid molding processes, such as Vacuum Assisted Resin Transfer Molding (VARTM), for a wide variety of applications in support of its aerospace and defense customer base.

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

     Other Defense Systems

     Chemical and Biological Defense. ATP continues its role as an industry leader in the Chemical Defense market. In 1999, ATP entered into a unique Partnership Agreement with the U.S. Army's Soldier and Biological Chemical Command (SBCCOM). All subsequent contracts awarded by SBCCOM to ATP will include an individually designed and tailored Partnering Agreement geared toward successful contract performance and continuous product and process improvement. Management believes that this agreement is evidence of ATP's strong position in this market and the confidence developed between the Company and its customer.

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

     During 2000, the Company continued production on the Improved Chemical Agent Monitor (ICAM), a monitoring system designed to detect surface contamination on a wide variety of objects. Full-scale production of the ICAM is expected to continue through 2002.

      ATP is also actively involved in the development and production of collective protection systems. Collective protection systems provide a clean and over-pressured environment for soldiers to conduct their missions. Management believes that ATP's collective protection systems, such as the internally developed Bio-Chem Filter Blower Unit (BFBU), are the collective protection systems of choice for several of the next generation vehicle systems. ATP is the producer of the M28 Deployable Medical Collective Protection Equipment (CPE). This product assures a clean environment for field hospital units for both the U.S. Army and U.S. Air Force. Production of the M28 CPE was completed during 2000. Management has identified further opportunities for ATP's collective protection systems and plans to pursue these opportunities in 2001.

     With the need for lighter weight vehicles in the medium sized brigade that the U.S. Army has announced it is seeking to better equip, ATP also has developed the Chemical Agent Filter Unit (CAFU) which has been geared to meet the needs of this new Army initiative.

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

     In 2000, the Company grew its defensive systems segment into the detection of biological warfare agents. ATP was awarded a contract by the U.S. Army for low rate initial production of the Joint Biological Point Detection System (JBPDS). Management believes this system could play a major role in U.S. national defense.

     Sales of chemical and biological defense systems and related products for each of 2000, 1999 and 1998 constituted 22.1%, 21.7% and 11.6%, respectively, of the total consolidated revenues of ATP.

     Shelters/Shelter Integration. ATP designs, develops and produces mobile military shelters and has developed leading design and automated production capabilities for honeycomb as well as foam and beam sandwich panel construction relocatable shelters. Management believes that most of the shelters in the inventory of the Department of Defense (DOD) were designed and produced by ATP or its predecessors. The Army Standard Family (ASF) Shelter is a honeycomb shelter uniquely produced by ATP. The Lightweight Mobile Shelter (LMS) is a broadly used shelter type for the U.S. Army's High Mobility Multipurpose Wheeled Vehicle (HMMWV).

     ATP currently produces the Light Medium Tactical Vehicle (LMTV) shop van for Stewart & Stevenson. This foam and beam shelter is mounted on Stewart & Stevenson's 2 1/2 ton truck currently being fielded by the U.S. Army.

     ATP has recently broadened its product line with production of the unique Chemical Biological Protection System Shelter (CBPSS), initial award of Type III & IV Cargo Bed Covers (CBC), and introduction of the patented Height Reducible Electronic Enclosure (HREE). Designed for mounting on the U.S. Army's newest 2 1/2 ton truck, management believes that the HREE affords tremendous improvement in warfighter mobility and logistics, a key thrust of U.S. Army modernization plans. ATP also provides shelters to Motorola under long term agreements.

     Sales of shelters and shelter integration products for each of 2000, 1999 and 1998 constituted 6.3%, 6.5% and 18.6%, respectively, of the total consolidated revenues of ATP.

     Ordnance. ATP has been the sole manufacturer of the Volcano launcher system. Customers for this system include the U.S. Army and other defense prime contractors. The Company's current focus is on support to fielded systems and the development of alternative applications of this proven delivery system.

     Tactical Deception. ATP is a leading producer of tactical deception products for the U.S. Armed Forces and other military customers and has delivered approximately one million modules of U.S. military Lightweight Camouflage Screen Systems (LCSS). In 2000, the Company continued production of LCSS for the U.S. Army Communications Electronics Command. With new opportunities identified, the production of LCSS could continue through mid-year 2001 and beyond.

Commercial Composites Segment

     Natural Gas Vehicle Fuel Tanks

     ATP believes it maintains the dominant market share in the delivery of all-composite fuel tanks that contain compressed natural gas for use as a vehicle fuel. In 2000, the Company delivered its 36,000th NGV tank. The demand for NGVs in North America continues to be driven by the public's demand for replacement of diesel buses and their pollution rich exhaust fumes, and federal legislation which provides incentives or tax credits for the use of alternative fueled vehicles. Management believes that increased emphasis on relying on more environmentally-friendly energy sources and on reducing the country's dependence on foreign oil imports and increasing fuel prices continue to associate national security and economic benefits with greater use of domestic natural gas. Primary customers include original equipment manufacturers (OEMs) that design and build light duty sedans, transit buses, school buses and high fuel use fleet vehicles. Other customers include vehicle up-fitters or modifiers who install natural gas fueling and storage components to existing vehicles. ATP performs particularly valuable custom design work to allow ease of tank installation and mounting provisions. The Company believes that its background in aerospace projects provides the foundation for the successful design, development and production of fuel storage systems (versus tanks alone) that can contain natural gas or hydrogen in a fashion that couples very high reliability with light weight. Also, the international market continues to offer increased revenue potential. In 2000, the Company delivered products for natural gas vehicles used throughout North America. Products were also delivered to customers in Japan, Mexico, Europe and some developing countries.

     Sales of NGV fuel tanks and related products for each of 2000, 1999 and 1998 constituted 13.0%, 9.7%, and 10.0%, respectively, of the total consolidated revenues of ATP.

     Oil and Gas Exploration Products

     Current deepwater oil completion and production technology utilizes heavy steel tubular systems that require expensive tensioning and buoyancy systems whose designs are often governed by fatigue considerations. Composite marine risers provide advantages over conventional steel risers because composite materials are lighter weight, more fatigue and corrosion resistant, better thermal insulators and can be designed for improved structural and mechanical performance. Overall, production platform cost reductions are possible as a result of the lower weight and greater compliance of composite risers, along with improvements in system reliability. ATP has completed the development of a composite rigid riser for use in deepwater oil production and is currently exploring field testing opportunities for oilfield products including: production risers, tubing risers, drill risers, choke & kill lines and auxiliary lines.

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

Other Products Segment

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

     ATP's products of this segment fall into three main categories: battery run-down protection and charging, power switching and control, and 120 volt AC power management. Many of the battery run-down protection and charging products are centered around ATP's patented disconnect relay. The power switching and distribution products center on ATP's unique patented multiplex system. ATP's patented 120 volt AC power management products are used in RVs to minimize the overloading of circuit breakers. Management believes that all major motor home OEM's and all but one of the major van converters currently utilize ATP's electrical products.

     ATP is currently directing efforts at increasing its market penetration into the truck, bus and marine industries and increasing sales to major vehicle fleet operators. ATP has an agreement with Waltco Truck Equipment Co., one of the world's largest manufacturers of lift gates, to be their exclusive source of electronic and electrical components. The initial products include a unique weatherproof "Super Switch", and a controller to prevent damage to the electro-hydraulic pump motor caused by overuse of the lift gate. Also, ATP supplies unique energy management systems to Fleetwood Enterprises and to Winnebago Industries, the two largest manufacturers of motor homes. Management believes that approximately half of all motor homes built are now installed with ATP's energy management systems.

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

Discontinued Operations

     On June 30, 2000, the Company adopted a formal plan to sell its Structural Core Materials segment, which consists of the operations of the Alcore and Alcore Brigantine S.A. subsidiaries. During March 2001, the Company announced that it had entered into a letter of intent for the sale of certain assets of

Alcore and 100% of the stock of the Alcore Brigantine S.A. subsidiary (the "Transaction"). Consummation of the Transaction is subject to, among other things, satisfactory completion of due diligence by the purchaser, execution and delivery of a definitive purchase agreement and certain third party approvals. The Company anticipates the Transaction will be closed during the second quarter of 2001.

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

     There are many companies that compete with ATP in the aerospace and defense industry. While ATP's management believes that it has an approximate 75% share of the domestic high-performance radome market and is a leading supplier of radomes in the domestic and international markets, ATP competes with a number of other companies in the production of composite based products used in the aerospace and defense industries. Also, ATP believes it is a leader in the design and production of chemical and biological detection equipment. While ATP's market share varies with respect to its other aerospace and defense products such as rocket motor cases, fuel tanks and pressure vessels, ATP overall has only a minor share of the total aerospace and defense markets.

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

Marketing and Customers

     ATP markets its aerospace and defense products directly to its customers through its sales force, active membership in various industry groups, and by participation in industry trade shows. ATP's aerospace and defense products are sold primarily to agencies of the United States government and to commercial customers in the aerospace industry. In 2000, sales to the United States government either directly or by subcontract constituted 69% of ATP's total consolidated revenue. Major customers include The Boeing Company and Lockheed Martin Corporation. Combined aerospace component sales to these customers, most of which are included above as United States government sales by subcontract, represented approximately 26% of ATP's total consolidated revenues during 2000. ATP's aerospace and defense products are generally designed and developed to customer specifications.

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

Backlog

     ATP's total backlog of contracts as of December 31, 2000 was approximately $559 million as compared to approximately $549 million as of December 31, 1999. These year-end backlogs include options or unreleased orders of approximately $403 million and $404 million for 2000 and 1999, respectively. The backlog predominantly relates to the aerospace and defense segment.

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

Research and Development

     Excluding costs reimbursed under federally funded research and development contracts, ATP has spent $208,000, $417,000 and $558,000 for each of 2000, 1999 and 1998, respectively, on research and development. The research and development expenses predominantly relate to the aerospace and defense segment.

Seasonality

     The United States government's fiscal year begins on October 1, and the Company's experience indicates that contracts and options on contracts are generally awarded just prior to its year end. The lead time to perform the necessary design work, procure materials and begin production is generally several months, and this can create a period of low production, revenue and profits in the first half of each fiscal year of ATP. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Foreign Operations

     Sales to customers outside the United States totaled approximately 11.0%, 8.4% and 10.6% of ATP's total revenues for each of 2000, 1999 and 1998, respectively. See Note 5 to the Consolidated Financial Statements of the Company for additional disclosure of geographical financial data.

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

Employees

     At December 31, 2000, ATP had 1,215 employees. Approximately 40% of ATP's employees are covered by four separate collective bargaining agreements with various international and local unions. ATP's management considers employee relations generally to be good and believes that the probability is remote that renegotiating these contracts will have a material adverse effect on its business.

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

                                                   Approximate      Leased
                                                     Square           or
                                                     Footage         Owned
                                                     -------         -----
     Marion Composites Division:
         Marion, Virginia........................   1,019,000        Owned

     Intellitec Division:
         Deland, Florida.........................     353,000        Owned

     Lincoln Composites Division:
         Lincoln, Nebraska.......................     226,000        Owned
         Lincoln, Nebraska.......................     126,000       Leased

     Lunn Industries Division:
         Glen Cove, New York.....................      93,000       Leased

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

     ATP pays approximately $613,000 in annual rental expense with respect to its principal leased manufacturing facilities, of which approximately $295,000 relates to facilities in Lincoln, Nebraska, and $318,000 relates to facilities in Glen Cove, New York.

     Leases covering ATP's leased facilities expire at varying dates generally within the next 12 years. ATP anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of leased facilities, or replacing the leased facilities with equivalent facilities.

     The above table excludes a lease of a manufacturing facility located in Jessup, Maryland which is no longer being used by ATP in its operations. As of December 31, 2000, the Company has subleased substantially all of the Jessup facility. Management has estimated the amount of remaining lease obligation costs in excess of anticipated future sublease income to be $334,000 at December 31, 2000, and a liability of the same amount is included as an accrued expense on the Company's Consolidated Balance Sheet at December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

      On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation ("NYSDEC"), sent a letter to the Company, claiming that Lunn is a potentially responsible party ("PRP") with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for NYSDEC's response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 13 PRPs identified for the Babylon Landfill. NYSDEC documents seem to indicate that Lunn did transmit waste to the Babylon Landfill, although it is currently unclear to what extent Lunn contributed to contamination of the landfill. As a PRP, the Company may be required to pay a portion of the costs of evaluation and cleanup of this site. Lawsuits and claims involving additional environmental matters may arise from time to time. The New York Attorney General's investigation of the inactive CERCLA site in Babylon, New York is in a preliminary stage, and as a result, management has based its assessment of potential liability and remediation costs on currently available facts, the number of PRPs identified, documentation available, currently anticipated and reasonably identifiable remediation costs, existing technology, presently enacted laws and regulations and other factors. While the Company may have rights of contribution or reimbursement under insurance policies, such issues are not factors in management's estimation of liability. Based on the foregoing factors, management believes that it is unlikely that the identified matter at the inactive Babylon, New York site will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Accordingly, the Company cannot presently determine the extent of its liability, if any. The Company has not recorded any liability for the contingency as of December 31, 2000.

     During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court - District of Maryland as part of a governmental investigation. Additionally, the Company has been notified of an investigation by the United States Securities and Exchange Commission regarding these matters. The Company and management are cooperating fully with these investigations. The outcome of these investigations are uncertain at this time.

      The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. During January 2001, the lawsuits were consolidated and an amended complaint was filed. The lawsuit asserts securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company's 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuit purports to be brought on behalf of a class consisting of all persons who purchased the Company's common stock in the period from April 1998 through April 2000. The Company intends to defend itself vigorously. It is not possible to predict the impact that these lawsuits may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is possible that the present or any future lawsuits, and any investigations or proceedings arising out of the same or related facts, depending on their outcomes, could have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. The Company has not recorded any liability for these lawsuits as of December 31, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 12, 2000, at the Annual Meeting of the Company's shareholders, the Company's shareholders elected Messrs. James S. Carter, Gary L. Forbes and General Johnnie E. Wilson as Class III Directors, and John M. Simon as a Class II Director. A total of 3,960,881, or 97.5% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of the election of Mr. Carter, and 100,873 withheld; 3,980,670, or 98.0% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of the election of Mr. Forbes, and 81,084 withheld; 3,980,931, or 98.0% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of the election of Mr. Wilson, and 80,823 withheld; and 3,977,726, or 97.9% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of the election of Mr. Simon, and 84,028 withheld.

     Messrs. Alan W. Baldwin's, Robert C. Sigrist's and Lawrence E. Wesneski's terms of office as Class I Directors continued after the Annual Meeting. Messrs. Garrett L. Dominy's and Sam P. Douglass's terms of office as Class II Directors continued after the Annual Meeting.

      At the Annual Meeting, the Company's shareholders also ratified the 2000 Advanced Technical Products, Inc. Stock Option Plan. A total of 2,936,968, or 94.6% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of ratification, 144,106 voted against ratification and 24,998 abstained.

      At the Annual Meeting, the Company's shareholders also ratified the 2000 Advanced Technical Products, Inc. Non-Employee Directors Stock Option Plan. A total of 2,902,512 or 93.4% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of ratification, 176,760 voted against ratification and 26,800 abstained.

      At the Annual Meeting, the Company's shareholders also ratified the appointment of KPMG LLP as the Company's independent public accountants for 2000. A total of 3,983,765, or 98.1% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of ratification, 54,173 voted against ratification and 23,816 abstained.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ATP's common stock is traded on the National Market System of the Nasdaq Stock Market, Inc. under the symbol ""TPX". The following table sets forth the high and low sales prices of ATP common stock for the calendar quarters indicated, as reported by the Nasdaq Stock Market, Inc.:

                                                         Market Price
                                                         ------------

       Fiscal Year Ended December 31,                   High         Low
       ------------------------------                   ----         ---

       2000
       First Quarter..........................        $14.312      $ 4.000
       Second Quarter.........................        $ 7.937      $ 3.218
       Third Quarter..........................        $ 4.000      $ 1.781
       Fourth Quarter.........................        $ 8.468      $ 2.750

       1999
       First Quarter..........................        $11.000       $7.500
       Second Quarter.........................        $14.250       $8.875
       Third Quarter..........................        $13.875      $10.750
       Fourth Quarter.........................        $14.000      $12.875

- ----------

     On March 30, 2001, ATP had approximately 1,600 stockholders of record. The last reported sales price of ATP's common stock on such date was $6.9375.

     ATP has not paid dividends on its common stock and does not currently intend to pay any cash dividends in the foreseeable future. The determination of the amount of future cash dividends to be declared and paid on the common stock of ATP, if any, will depend upon ATP's financial condition, earnings and cash flows from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors of ATP deems relevant. In addition, ATP's debt agreements contain covenants restricting the payment of cash dividends to ATP's common stockholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below as of and for the years ended December 31, 1996 through December 31, 2000, have been derived from the audited financial statements of ATP and TPG.

     The information presented below should be read in conjunction with Item 7, "Management's" Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of ATP and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                                          ATP                                 TPG
                                                                ------------------------------------------------------     ---------
                                                                   2000           1999           1998           1997          1996
                                                                ---------      ---------      ---------      ---------     ---------
Income Statement Data:

Net revenues                                                    $ 170,725      $ 159,777      $ 142,617      $ 116,870     $ 126,534
Cost of revenues                                                  130,466        124,189        111,005         89,308        94,365
                                                                ---------      ---------      ---------      ---------     ---------
Gross profit                                                       40,259         35,588         31,612         27,562        32,169
General and administrative
    expenses                                                       24,628         24,019         21,310         18,593        21,758
                                                                ---------      ---------      ---------      ---------     ---------
Operating income                                                   15,631         11,569         10,302          8,969        10,411
Interest expense                                                    3,409          2,661          2,564          2,208         2,377
Other expense                                                         203             --             --             --            --
                                                                ---------      ---------      ---------      ---------     ---------
Income before income taxes
   and extraordinary items                                         12,019          8,908          7,738          6,761         8,034
Income tax expense                                                  4,628          3,430          2,979          2,603         3,093
                                                                ---------      ---------      ---------      ---------     ---------
Income before extraordinary items                                   7,391          5,478          4,759          4,158         4,941
Extraordinary item (1)                                                 --             --             --             --           667
                                                                ---------      ---------      ---------      ---------     ---------
Income from continuing operations                                   7,391          5,478          4,759          4,158         4,274

Income (loss) from discontinued operations
   (net of income taxes)                                          (14,713)        (8,638)          (760)            50            --
                                                                ---------      ---------      ---------      ---------     ---------
Net income (loss)                                               $  (7,322)     $  (3,160)     $   3,999      $   4,208     $   4,274
                                                                =========      =========      =========      =========     =========

EPS Data:
   Basic:
       Income from continuing operations                        $    1.37      $    1.02      $    0.89      $    0.98     $    1.06
       Income (loss) from discontinued operations                   (2.76)         (1.63)         (0.15)          0.01            --
                                                                ---------      ---------      ---------      ---------     ---------
       Net income (loss)                                        $   (1.39)     $   (0.61)     $    0.74      $    0.99     $    1.06
                                                                =========      =========      =========      =========     =========

   Diluted:
       Income from continuing operations                        $    1.32      $    0.98      $    0.85      $    0.94     $    1.03
       Income (loss) from discontinued operations                   (2.66)         (1.57)         (0.14)          0.01            --
                                                                ---------      ---------      ---------      ---------     ---------
       Net income (loss)                                        $   (1.34)     $   (0.59)     $    0.71      $    0.95     $    1.03
                                                                =========      =========      =========      =========     =========

Balance Sheet Data:

Working capital                                                 $  24,680      $  15,518      $  16,434      $  16,480     $  18,462
Total assets                                                       98,306        101,998        100,677         85,423        44,723
Long-term debt, including
    current portion                                                27,139         26,065         23,375         18,955        17,222
Redeemable 8% cumulative
    preferred stock                                                 1,000          1,000          1,000          1,000         1,000
Common shareholders' equity                                        20,327         27,816         30,109         26,494         7,018

(1) Reflects an extraordinary loss from debt refinancing, net of an income tax benefit of $418,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of ATP and related notes contained elsewhere in this Annual Report on Form 10-K.

     On May 29, 1998, ATP acquired all of the capital stock of Brigantine S.A., a manufacturer of honeycomb products and engineered panels located in France. The acquired company, renamed Alcore Brigantine S.A., operates as a subsidiary of Alcore, Inc., which is a subsidiary of the Company. The Alcore and Alcore Brigantine S.A. operations are accounted for as a discontinued operation of the Company. The Company's consolidated financial statements include the operating results for Alcore Brigantine S.A. since the date of the acquisition.

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

     The contraction of the United States defense budget over the last decade and the resulting excess capacity and intensified competition among defense contractors has resulted in significant industry consolidation. ATP's strategy includes the pursuit of acquisitions which will increase its revenue base and improve its cost competitiveness through reduced overhead costs, facility consolidations and the elimination of other duplicative costs. However, because of the uncertainty of the nature and size of these opportunities, as well as ATP's financial leverage, there can be no assurances that the financing necessary to pay for acquisitions can be obtained on commercially reasonable terms, if at all.

     Although the long-term impact of industry consolidation and the defense spending budget cannot be predicted with certainty, management of ATP believes that it is positioned to increase its presence in the United States defense industry and increase its ongoing diversification efforts into foreign defense markets and selected commercial markets.

     The United States government's fiscal year begins on October 1, and contracts and options on contracts are generally awarded just prior to its year end. ATP's experience indicates that the lead time to perform the necessary design work, procure material and begin production is generally several months, and this can create a period of low production, revenue and profits in the first half of each fiscal year of ATP. Over the last five years, the percentage of sales and operating earnings (excluding corporate general and administrative expenses) generated in the second half of the year have been as follows:

                                                          EARNINGS BEFORE
YEAR (1)                                      SALES      INTEREST & TAXES
- --------                                      -----      ----------------

2000 ....................................      50%             56%

1999 ....................................      50%             47%

1998 ....................................      59%             80%

1997 ....................................      56%             74%

1996 ....................................      56%             64%

(1)      All years' included are based on results of continuing operations

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

       After becoming aware of the possible irregularities, the Company engaged special counsel and forensic accountants to assist in its investigation of the possible irregularities. As a result, the Company has previously restated its 1998 consolidated financial statements (including its quarterly financial statements for the first, second and third quarters of 1999).

       Substantially all of the adjustments to restate the 1998 financial statements relate to operations which have been subsequently classified as discontinued by the Company and are contained in the restated results of discontinued operations in the accompanying Consolidated Financial Statements.

       The following discussion of 1998 amounts relates to the Company's results of operations as restated for the adjustments determined necessary by the Company's investigation.

Discontinued Operations

     On June 30, 2000, the Company adopted a formal plan to sell its Structural Core Materials segment, which consists of the operations of the Alcore and Alcore Brigantine S.A. subsidiaries. During March 2001, the Company announced that it had entered into a letter of intent for the sale of certain assets of Alcore and 100% of the stock of the Alcore Brigantine S.A. subsidiary (the "Transaction"). Consummation of the Transaction is subject to, among other things, satisfactory completion of due diligence by the purchaser, execution and delivery of a definitive purchase agreement and certain third party approvals. The Company anticipates the Transaction will be closed during the second quarter of 2001.

     The following discussion relates to the Company's results of operations as restated to account for the Structural Core Materials segment as a discontinued operation for all years reported.

Results of Operations

         The following table sets forth, for the periods indicated, the components of the statements of operations expressed as a percentage of revenues.

                                             2000          1999          1998
                                            -----         -----         -----

Net revenues                                100.0%        100.0%        100.0%
Cost of revenues                             76.4%         77.7%         77.8%
                                            -----         -----         -----
Gross profit                                 23.6%         22.3%         22.2%
General and administrative
    expenses                                 14.4%         15.0%         14.9%
                                            -----         -----         -----
Operating income                              9.2%          7.3%          7.3%
Interest expense                              2.0%          1.7%          1.8%
Other expense                                 0.1%          0.0%          0.0%
                                            -----         -----         -----
Income before income taxes                    7.1%          5.6%          5.5%
Income tax expense                            2.7%          2.1%          2.1%
                                            -----         -----         -----
Income from continuing operations             4.4%          3.5%          3.4%
Loss from discontinued operations
   (net of income taxes)                     (8.6)%        (5.4)%        (0.5)%
                                            -----         -----         -----
Net income (loss)                            (4.2)%        (1.9)%         2.9%
                                            =====         =====         =====

Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

     Revenues increased $10.9 million, or 6.9% from $159.8 million in 1999 to $170.7 million in 2000. Positive revenue variations in 2000 compared to 1999 include: (i) increased deliveries of composite components on several long-term aerospace and defense programs, including the F-18E/F and C-17 military aircraft and the Airbus A330 and A340 commercial aircraft, (ii) increased shipments of the Company's commercial composites products and (iii) increased revenues on chemical defense contracts, primarily from the MICAD program.

     Gross profit as a percentage of revenues was 23.6% in 2000 compared to 22.3% in 1999. The increase in gross profit percentage was primarily attributable to increased sales of the Commercial Composites business segment and cost efficiencies associated with increased sales from the other product lines.

     General and administrative expenses increased $0.6 million, or 2.5%, from $24.0 million in 1999 to $24.6 million in 2000. General and administrative expenses include non-recurring charges of $1.3 million recorded in the second quarter of 2000, including costs incurred in connection with the termination of a January 2000 merger agreement and severance costs. Excluding the non-recurring charges, general and administrative expenses, as a percentage of revenues, decreased from 15.0% in 1999 to 13.7% in 2000, the result of higher revenues and reduced general and administrative spending.

     Operating income was $15.6 million, or 9.2% of revenues, in 2000, compared to $11.6 million, or 7.3% of revenues, in 1999. Excluding the non-recurring general and administrative costs of $1.3 million discussed in the previous paragraph, operating income was $16.9 million in 2000, an increase of $5.3 million, or 46.1%, compared to 1999. The increase in operating income results primarily from increased revenues, improved operating results of the Commercial Composites segment and increased profits on advanced composite components delivered on certain Aerospace and Defense programs.

     Interest expense in 2000 increased $748,000, or 28.1%, primarily the result of an increase in average loan balances outstanding and an increase in average interest rates during 2000 compared to 1999.

     Income tax expense was $4.6 million in 2000 compared to $3.4 million in 1999. The increase results from higher income before taxes as the effective income tax rate was 38.5% for both years.

     Total loss from discontinued operations increased by $6.1 million, from $8.6 million in 1999 to $14.7 million in 2000. The 2000 loss includes an after-tax provision of $10.0 million for the estimated loss on disposal of the discontinued Structural Core Material business segment.

Year Ended December 31, 1999 Compared with the Year Ended December 31, 1998

     Revenues increased $17.2 million, or 12.0% from $142.6 million in 1998 to $159.8 million in 1999. The increase in revenues in 1999 was primarily attributable to the following factors: (i) increased revenues on chemical defense contracts, including two large contracts which were in the design or start-up phase during most of 1998 and were in full production during all of 1999, (ii) increased deliveries of composite components on several long-term aerospace / defense programs, including the C-17 and F-18E/F military aircraft and (iii) increased shipments of the Company's commercial products, including specialty vehicle electronics and NGV fuel tanks. These increases were partially offset by a decrease in shipments on shelter contracts.

      Gross profit as a percentage of revenues was 22.3% in 1999, compared to 22.2% for the comparable period in 1998. An increase in the gross profit rate on revenues of the Company's Commercial Composites business segment were nearly offset by a decrease in profit rates on revenues of the Aerospace and Defense business segment.

     General and administrative expenses increased $2.7 million, or 12.7%, from $21.3 million in 1998 to $24.0 million in 1999. The increase reflects: (i) higher corporate expense primarily resulting from nonrecurring costs incurred in connection with a proposed merger of the Company and (ii) a general increase in business activity. As a percentage of revenues, general and administrative expenses increased from 14.9% in 1998 to 15.0% in 1999.

     Operating income was $11.6 million in 1999, compared to $10.3 million in 1998. The increase is primarily attributable to the increased sales volume. Operating income as a percentage of revenues was 7.3% for both 1999 and 1998.

     Interest expense in 1999 increased $97,000, primarily the result of an increase in average loan balances outstanding and an increase in average interest rates during 1999 compared to 1998.

     Income tax expense was $3.4 million in 1999 compared to $3.0 million in 1998. The increase results from higher income before taxes as the effective income tax rate was 38.5% for both years.

     Total loss from discontinued operations increased by $7.8 million, from $0.8 million in 1998 to $8.6 million in 1999. The 1999 discontinued operations results reflect losses incurred at Alcore primarily the result of: (i) production inefficiencies experienced in the moving of certain operations to a new leased facility, including abnormally high production scrap rates and increased costs for machinery and equipment re-arrangement and set-up, (ii) lower sales prices caused by intensified competition in the commercial aerospace industry and (iii) a write-off of excess and obsolete inventories and capital equipment.

Financial Condition and Liquidity

     Cash flow used in operations was $312,000 in 2000 compared to $5.7 million of cash flow provided by operations in 1999. Working capital, excluding short-term debt balances, increased $8.8 million in 2000 to $52.2 million. This increase was the result of (i) an increase of $7.1 million in accounts receivable, resulting primarily from higher sales volume in the last quarter of 2000 compared to 1999 and an increase in the percentage of revenues generated by commercial customers which, in general have a tendency to be slower paying than the Company's Aerospace and Defense customers, (ii) an increase of $1.2 million in inventory, reflecting generally higher business activity levels, (iii) an increase of $1.0 million in cash and cash equivalents, primarily the result of $700,000 of collateral payments made during 2000 in connection with a letter of credit agreement between the Company and a bank and (iv) a net decrease in other working capital components of $0.5 million. Net cash used in investing activities totaled $1.6 million in 2000, and resulted exclusively from capital expenditures.

     On October 10, 2000, the Company entered into a new financing agreement with its primary lender. At December 31, 2000, the Company's credit facility with this lending institution totaled $46.0 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances,
(2) a $16.6 million term loan and (3) a $2.4 million capital equipment loan. As of December 31, 2000, the Company had approximately $3.5 million of unused borrowing availability on this credit facility, net of $1.7 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments and other items. The term loan is payable quarterly based on a seven-year amortization period. Equipment loan principal payments are made monthly based on a five-year amortization period. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan ranging from prime plus

0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. Interest is paid monthly in arrears on all loans. The credit facility matures on October 31, 2003. The Company is subject to several financial and nonfinancial covenants under the $46.0 million credit facility. At December 31, 2000, the Company was in violation of certain financial covenants. Such violations were cured as a result of an amendment to the agreement dated March 30, 2001.

     During October 2000, the Company entered into an agreement with a lender for a three year, $7,000,000 loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable at maturity. The loan matures in October 2003. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company's common stock at an exercise price of $4.42 per share. The warrants are exercisable at any time prior to the fifth anniversary of the credit facility closing. Alternatively, at any time after 18 months from the closing, but prior to the expiration of the warrants, the lender may elect to require the Company to repurchase each warrant for an amount equal to 10% of ATP's EBITDA (earnings before interest, taxes, depreciation and amortization) divided by 320,000 ("Put Option"). The Put Option is subject to a maximum cap of $1,750,000. In the event of an exercise of the Put Option resulting in a repurchase price of $1,000,000 or greater, the Company has the right to satisfy up to 50% of the obligation by issuing a promissory note to the lender, with principal payments amortized evenly over 18 months. The Company is subject to several financial and nonfinancial covenants under the loan agreement. At December 31, 2000, the Company was in violation of certain financial covenants. Such violations were cured as a result of an amendment to the agreement dated April 2, 2001.

      At December 31, 2000, the Company's backlog of orders and long-term contracts was approximately $559 million compared to $549 million and $552 million at December 31, 1999 and 1998, respectively. The backlog includes firm released orders of approximately $156 million, $146 million and $161 million at December 31, 2000, 1999 and 1998, respectively. Approximately 80% of the Company's firm released backlog at December 31, 2000 is expected to be delivered in 2001.

     As discussed above, the Company has made capital expenditures totaling $1.6 million during 2000, which have been financed by increased borrowings under the revolving loan portion of the Company's credit facility. The Company invested approximately $13.8 million in capital equipment and facility improvements during the two-year period ending December 31, 1999. These investments were made primarily in support of several new long-term aerospace and defense contracts that are now in full production, and facility and equipment upgrades relating to NGV tank production. As a result, management believes that future short-term capital spending requirements will be limited to a normal sustaining maintenance level plus a relatively low amount of expenditures that will be cost justified by anticipated incremental program revenues. However, the Company will consider other future capital expenditure investments beyond the maintenance level when such investments are deemed to be strategic or critical to the Company's growth.

     The Company also anticipates its plan to sell its Structural Core Materials segment will generate additional future cash proceeds. The Company presently anticipates disposal of the segment during the second quarter of 2001. See Note 3 to the Consolidated Financial Statements of the Company.

     Management of ATP believes that cash flows from operations, available borrowings under its current credit facility and the additional subordinated financing obtained during October 2000 are adequate to sustain the Company's current operating level and expected growth for the next one to three years. However, should circumstances arise affecting cash flow or requiring capital expenditures beyond those anticipated by the Company, there can be no assurance that such funds will be available on commercially reasonable terms, if at all.

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

     Risks of Reductions or Changes in Military Expenditures. The primary customers of ATP are agencies of the DOD. Sales under contracts with the DOD or under subcontracts that identify the DOD as the ultimate purchaser represented approximately 69% of ATP's 2000 revenues. The United States defense budget has declined in real terms since the mid-1980s, resulting in some delays in new program starts, program stretch-outs and program cancellations. The United States defense budget has begun to stabilize and even increased in real dollars over the last several years. A major portion of ATP's DOD business is expected to be funded by the procurement and research, development, test and evaluation segments of the defense budget. Procurement and research, development, test and evaluation funding has been significantly reduced over the last decade but is expected to remain relatively stable or grow slightly over the next decade. A significant portion of ATP's DOD business is also expected to be funded by the operations and maintenance portion of the DOD budget, which has declined less than the other segments. A further significant decline or reallocation of the procurement, research, development, test and evaluation or operations and maintenance segments of the DOD budget could materially and adversely affect ATP's"sales and earnings. The loss or significant curtailment of ATP's material United States defense contracts would also materially and adversely affect ATP's future sales and earnings.

     Competition. The market for ATP's products is highly competitive. ATP competes with numerous competitors, a number of which possess substantially greater financial, marketing, personnel and other resources. Continued consolidation of major aerospace companies could result in program cancellations as well as increased demand for price concessions. This, together with increased competition for available business, could translate into downward pressure on gross margins with resulting lower overall profit margins. Vendor prices for production materials such as resins, liquid and film adhesives, reinforcing fiber materials and other materials and supplies could increase as demand for aircraft parts and assemblies increase to match higher build rates for commercial and military aircraft. Higher material prices and demand for lower aircraft part and assembly prices could place increasing pressure on ATP's operating margins and net income. Although management of ATP believes that the Company is well-positioned to maintain or improve its place among its competitors, there can be no assurance that ATP will be able to compete successfully in the future.

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

     Other Factors. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and contingent liabilities at the date of the financial statements and during the reporting period. Actual results could differ materially from those estimates.

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

Recent Accounting Pronouncements

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of the variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. The Company does not anticipate there will be a material impact on the results of operations or financial position upon adoption of this standard.

     In September 1999, the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") Issue No. 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements. Among other things, EITF Issue No. 99-5 provides additional guidance on how entities should account for costs incurred to design and develop molds, dies, and tooling that will be used to produce products that will be sold under long-term supply arrangements. The Company adopted the provisions of EITF Issue No. 99-5 on January 1, 2000. As a result, there was no material impact on the results of operations for any periods reported.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which clarifies certain conditions to be met in order to recognize revenue. The adoption of guidelines contained in Staff Accounting Bulletin No. 101 did not materially impact the results of operations for any periods reported.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily relating to its $46.0 million credit facility. However, the carrying value of borrowings under the credit facility generally approximate fair value due to the variable rate nature of such borrowings. The interest rates are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. At December 31, 2000, the Company had $40.9 million outstanding under the credit facility at a weighted-average interest rate of 9.71%.

     In addition, the Company has $2.0 million of bonds payable at December 31, 2000 for which it has entered an interest rate swap agreement with a financial institution to fix the interest rate at 5.07% through the year 2012.

     The Company has not entered into transactions which subject it to material foreign currency transaction gains and losses.

ITEM 8. FINANCIAL STATEMENTS


                          Independent Auditors' Report


The Board of Directors and Shareholders
Advanced Technical Products, Inc.:


We have audited the accompanying consolidated balance sheets of Advanced Technical Products, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technical Products, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                   /S/ KPMG LLP


Atlanta, Georgia
February 23, 2001, except as to Note 8,
which is as of April 2, 2001

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                (Dollars in thousands, except per share amounts)


                                                                                                              2000           1999
                                                                                                           ---------      ---------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                              $   1,666      $     655
    Accounts receivable (net of allowance for doubtful accounts of $455 in 2000 and
        $541 in 1999)                                                                                         25,811         18,674
    Inventories and costs relating to long-term contracts and programs in
        process, net of progress payments                                                                     42,742         41,576
    Prepaid income taxes                                                                                       1,251          2,054
    Other prepaid expenses                                                                                     1,252            378
    Deferred income taxes                                                                                      3,284          3,900
                                                                                                           ---------      ---------
                        Total current assets                                                                  76,006         67,237
                                                                                                           ---------      ---------

PROPERTY, PLANT AND EQUIPMENT:
    Buildings and improvements                                                                                 2,307          2,282
    Machinery and equipment                                                                                   16,696         15,534
    Construction in progress                                                                                     929          1,096
    Less-accumulated depreciation                                                                            (10,931)        (8,196)
                                                                                                           ---------      ---------
                        Net property, plant and equipment                                                      9,001         10,716
                                                                                                           ---------      ---------

DEFERRED INCOME TAXES                                                                                          2,819            778

NET ASSETS OF DISCONTINUED OPERATIONS                                                                          6,971         20,359

OTHER NONCURRENT ASSETS                                                                                        3,509          2,908
                                                                                                           ---------      ---------
                        Total assets                                                                       $  98,306      $ 101,998
                                                                                                           =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                                       $  13,259      $  13,998
    Accrued expenses                                                                                          10,529          9,773
    Short-term debt                                                                                           27,497         27,881
    Current portion of capital lease obligations                                                                  41             67
                                                                                                           ---------      ---------
                        Total current liabilities                                                             51,326         51,719

LONG-TERM LIABILITIES:
    Long-term debt, net of current portion                                                                    21,370         19,696
    Capital lease obligations, net of current portion                                                             30             74
    Other liabilities                                                                                          4,253          1,693
                                                                                                           ---------      ---------
                        Total liabilities                                                                     76,979         73,182

Mandatorily redeemable preferred stock, 8% cumulative, redeemable, $1.00 par
    value, 1,000,000 shares authorized, issued and outstanding                                                 1,000          1,000

SHAREHOLDERS' EQUITY:
    Preferred stock, undesignated, 1,000,000 shares authorized, no shares issued and outstanding                  --             --
    Common stock, $.01 par value, 30,000,000 shares authorized, 5,375,822 shares and 5,306,438
       shares issued and outstanding as of December 31, 2000 and 1999, respectively                               54             53
    Additional paid-in capital                                                                                17,151         16,816
    Retained earnings                                                                                          3,653         11,055
    Notes receivable from officers                                                                              (135)          (135)
    Accumulated other comprehensive income (loss)                                                               (396)            27
                                                                                                           ---------      ---------
                        Total shareholders' equity                                                            20,327         27,816
                                                                                                           ---------      ---------
                        Total liabilities and shareholders' equity                                         $  98,306        101,998
                                                                                                           =========      =========

          See accompanying Notes to Consolidated Financial Statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

                (Dollars in thousands, except per share amounts)


                                                                                        2000              1999              1998
                                                                                    -----------       -----------       -----------
Revenues                                                                            $   170,725       $   159,777       $   142,617

Cost of revenues                                                                        130,466           124,189           111,005

General and administrative expenses                                                      24,628            24,019            21,310
                                                                                    -----------       -----------       -----------
        Operating income                                                                 15,631            11,569            10,302

Interest expense                                                                          3,409             2,661             2,564

Other expense                                                                               203                --                --
                                                                                    -----------       -----------       -----------
        Income before income tax expense                                                 12,019             8,908             7,738

Income tax expense                                                                        4,628             3,430             2,979
                                                                                    -----------       -----------       -----------
        Income from continuing operations                                                 7,391             5,478             4,759

Discontinued operations:
        Loss from operations of segment to be disposed of                                (2,322)           (8,638)             (760)
        Provision for loss on disposal of business segment,
            including operating losses during the phase-out period                      (12,391)               --                --
                                                                                    -----------       -----------       -----------
        Loss from discontinued operations (net of income tax benefit)                   (14,713)           (8,638)             (760)

Net income (loss)                                                                   $    (7,322)      $    (3,160)      $     3,999
                                                                                    ===========       ===========       ===========

Net income (loss) per share:
        Basic:   Income from continuing operations                                  $      1.37       $      1.02       $      0.89
                 Loss from discontinued operations                                        (2.76)            (1.63)            (0.15)
                                                                                    -----------       -----------       -----------
                 Net income (loss)                                                  $     (1.39)      $     (0.61)      $      0.74
                                                                                    ===========       ===========       ===========

        Diluted: Income from continuing operations                                  $      1.32       $      0.98       $      0.85
                 Loss from discontinued operations                                        (2.66)            (1.57)            (0.14)
                                                                                    -----------       -----------       -----------
                 Net income (loss)                                                        (1.34)            (0.59)             0.71
                                                                                    ===========       ===========       ===========

Weighted average number of common and common
     equivalent shares outstanding:
        Basic                                                                         5,337,775         5,273,214         5,270,520
                                                                                    ===========       ===========       ===========
        Diluted                                                                       5,532,786         5,503,905         5,526,130
                                                                                    ===========       ===========       ===========

          See accompanying Notes to Consolidated Financial Statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              For the Years Ended December 31, 2000, 1999 and 1998

                             (Dollars in thousands)


                                                                2000          1999          1998
                                                              -------       -------       -------
Net income (loss)                                             $(7,322)      $(3,160)      $ 3,999

Other comprehensive income (loss):
       Minimum pension liability adjustment                      (367)          601          (320)

       Foreign currency translation adjustment                    (56)           51            --

                                                              -------       -------       -------
Comprehensive income (loss)                                   $(7,745)      $(2,508)      $ 3,679
                                                              =======       =======       =======

          See accompanying Notes to Consolidated Financial Statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

                             (Dollars in thousands)


                                                                                                   2000         1999         1998
                                                                                                 --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                            $ (7,322)    $ (3,160)    $  3,999
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
          Depreciation and amortization                                                             2,906        2,996        2,105
          Deferred income taxes                                                                    (1,195)      (2,287)         (17)
          Other non-cash charges                                                                      136           --           22
          Estimated loss on disposition of discontinued operations                                 13,517           --           --
          Changes in operating assets and liabilities:
                       Accounts receivable                                                         (7,137)       5,391         (648)
                       Inventories                                                                 (1,166)      (6,672)      (5,044)
                       Other assets and liabilities                                                  (560)      (1,425)        (256)
                       Accounts payable                                                              (739)       1,745          249
                       Accrued expenses                                                               796        3,218         (726)
                       Net assets of discontinued operations                                          452        5,897          993
                                                                                                 --------     --------     --------
                                  Net cash provided by (used in) operating activities                (312)       5,703          677
                                                                                                 --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                                     (1,020)      (3,018)      (5,633)
          Cash payments for businesses acquired, net of cash acquired                                  --           --       (2,907)
          Net investing activities of discontinued operations                                        (553)      (2,010)      (3,111)
                                                                                                 --------     --------     --------
                                 Net cash used in investing activities                             (1,573)      (5,028)     (11,651)
                                                                                                 --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds of borrowings                                                                    7,146        3,163       19,527
          Repayments of borrowings                                                                 (4,228)      (3,638)      (8,084)
          Proceeds from exercise of stock options and warrants                                         12           90           16
          Common stock issued under employee stock purchase plan                                      188          205           --
          Cash dividends paid                                                                        (120)         (40)         (40)
          Payments under capital lease obligations                                                    (70)         (55)         (46)
          Net financing activities of discontinued operations                                         (32)        (962)         324
                                                                                                 --------     --------     --------
                                 Net cash provided by (used in) financing activities                2,896       (1,237)      11,697
                                                                                                 --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                1,011         (562)         723

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                          655        1,217          494
                                                                                                 --------     --------     --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                           $  1,666     $    655     $  1,217
                                                                                                 ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
          Assets acquired through capital leases                                                 $     --     $    504     $    416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid for interest                                                                 $  4,347     $  3,911     $  3,635
          Cash paid for income taxes                                                             $    142     $  3,236     $  3,776

          See accompanying Notes to Consolidated Financial Statements.

                        ADVANCED TECHNICAL PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998


1. SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

          The consolidated financial statements include the accounts of Advanced Technical Products, Inc. (the "Company" or "ATP") and its subsidiaries, all of which are 100% owned. The Company is incorporated in the state of Delaware, with corporate headquarters located in Roswell, Georgia. Principal manufacturing operations are located in Marion, Virginia; Lincoln, Nebraska; Deland, Florida; and Glen Cove, New York. The Company's subsidiaries include: Technical Products Group, Inc., Alcore, Inc. ("Alcore"), Marion Properties, Inc., Lincoln Properties, Inc., Deland Properties, Inc., and Alcore Brigantine S.A. All significant intercompany transactions and balances have been eliminated upon consolidation. The Company's financial statements have been restated to segregate the results of operations and the net assets of the Company's discontinued Structural Core Materials segment, which is comprised of Alcore and Alcore Brigantine S.A.

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

          Amounts representing claims for equitable adjustment are included in estimates of future contract revenues used for preparing estimates of contract profitability at completion only when realization is probable and amounts can be reasonably estimated. The amounts included in estimates of future contract revenues for outstanding claims which had not been finalized were approximately $7.4 million and $7.3 million as of December 31, 2000 and 1999, respectively.

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

     Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, accounting for long-term contracts requires management estimates of future contract revenues and costs used for preparing estimates at contract completion and determining contract profitability reflected in the financial statements. Actual results could differ from those estimates.

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

     Property, Plant and Equipment

          Property additions are recorded at cost. Depreciation is charged against operations over three to ten years for machinery and equipment and seven to forty years for buildings and improvements. Improvements to leased property are amortized over the life of the lease or the estimated life of the improvement, whichever is shorter. Straight-line and accelerated methods of depreciation are used for financial reporting and accelerated methods are used for tax purposes where permitted. Depreciation expense of continuing operations for the years ended December 31, 2000, 1999 and 1998 is $2,735,000, $2,843,000 and
          $1,908,000, respectively.

     Earnings (Loss) Per Share

          Basic earnings (loss) per share is computed by dividing net income
          (loss) available for common shares by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings
          (loss) per share is computed by dividing net income (loss) available for common shares by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method and (3) the dilutive effect of other potentially dilutive securities.

     Stock Options

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

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

     Goodwill

          Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on the straight-line basis over the estimated useful life, but not in excess of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. During 2000, 1999 and 1998, no such goodwill impairment has been identified by the Company, other than that identified as part of the 2000 provision for loss on disposal of the Company's discontinued Structural Core Materials business segment (see Note 3).

     Long-Lived Assets

          In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. During 2000, 1999 and 1998, no such impairment losses have been identified by the Company, other than that identified as part of the 2000 provision for loss on disposal of the Company's discontinued Structural Core Materials business segment (see Note 3).

     Foreign Currency Translation

          The local currency has been used as the functional currency in the country in which the Company conducts business outside of the United States. The assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The translation gains and losses are included as a separate component of other comprehensive income (loss). Transaction gains and losses included in results of operations are not material.

     Comprehensive Income (Loss)

          The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires the reporting of other comprehensive income in addition to net income from operations. Other comprehensive income (loss) for the Company consists of changes to its additional minimum pension liability and foreign currency translation adjustments.

     Other Expense

          Other expense consists primarily of certain legal and other costs incurred in connection with the Company's governmental investigations relating to Alcore and a class action shareholder lawsuit (see Note
          19).

2. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

     During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court - District of Maryland as part of a governmental investigation. Additionally, the Company has been notified of an investigation by the United States Securities and Exchange Commission regarding these matters (Note 19).

     After becoming aware of the possible irregularities, the Company engaged special counsel and forensic accountants to assist in its investigation of the possible irregularities. As a result, the Company has previously restated its 1998 consolidated financial statements (including its quarterly financial statements for the first, second and third quarters of
     1999).

     Substantially all of the adjustments to restate the 1998 financial statements relate to operations which have been subsequently classified as discontinued by the Company and are contained in the restated results of discontinued operations in the accompanying Consolidated Financial Statements (see Note 3).

     Certain legal and other costs incurred by the Company during 2000 in its investigation of the aforementioned irregularities as well as other costs directly related to the aforementioned governmental investigations in the aggregate amount of approximately $1.3 million have been included in the 2000 loss from discontinued operations.

3. DISCONTINUED OPERATIONS

     On June 30, 2000, the Company adopted a formal plan to sell its Structural Core Materials segment, which consists of the operations of the Alcore and Alcore Brigantine S.A. subsidiaries. During March 2001, the Company announced that it had entered into a letter of intent for the sale of certain assets of Alcore and 100% of the stock of the Alcore Brigantine S.A. subsidiary (the "Transaction"). Consummation of the Transaction is subject to, among other things, satisfactory completion of due diligence by the purchaser, execution and delivery of a definitive purchase agreement and certain third party approvals. The Company anticipates the Transaction will be closed during the second quarter of 2001.

     Assets and liabilities of the Structural Core Materials segment to be disposed of consisted of the following at December 31, 2000 and 1999 (in thousands):

                                                               2000           1999
                                                             --------       --------
               Cash                                          $     68       $     --

               Accounts receivable                              2,764          2,699

               Inventories                                      4,575          3,206

               Prepaid expenses                                    56             90
               Property, plant and equipment                   12,053         13,464

               Other noncurrent assets                          5,213          5,452
               Accounts payable                                (1,275)        (1,562)

               Accrued expenses                                  (456)          (450)

               Long-term debt                                  (1,146)          (802)
               Capital lease obligations                       (1,364)        (1,738)

               Reserve for loss on disposal of segment        (13,517)            --
                                                             --------       --------
                      Net assets to be disposed of           $  6,971       $ 20,359
                                                             ========       ========

     Net assets to be disposed of have been separately classified in the accompanying Consolidated Balance Sheets, and the December 31, 1999 balance sheet has been restated to conform with the current year's presentation.

     Operating results of the Structural Core Materials segment for all periods reported are shown separately as results from discontinued operations in the accompanying Consolidated Financial Statements. Net revenues of the Structural Core Materials segment were approximately $23.2 million, $19.4 million and $21.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts are not included in revenues in the accompanying Consolidated Statements of Operations.

Discontinued operation results, including income tax impact, are summarized as follows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                                                 2000          1999          1998
                                                                                               --------      --------      --------
Loss from operations of segment to be disposed:

      Loss before taxes                                                                        $ (3,775)     $(13,142)     $ (1,236)

      Income tax benefit                                                                          1,453         4,504           476
                                                                                               --------      --------      --------
      Loss after tax                                                                           $ (2,322)     $ (8,638)     $   (760)
                                                                                               ========      ========      ========

Provision for loss on disposal of business segment:

       Operating losses during the phase-out period:
                Loss before taxes:
                        Incurred as of end of year                                             $ (2,294)     $     --      $     --
                        Estimated future operating losses through date of disposal               (1,300)           --            --
                                                                                               --------      --------      --------
            Total operating losses during the phase-out period                                   (3,594)           --            --
                Income tax benefit                                                                1,222            --            --
                                                                                               --------      --------      --------
                Loss after tax                                                                   (2,372)           --            --
                                                                                               --------      --------      --------

       Estimated loss on disposal of business segment:
                Loss before taxes                                                               (12,217)           --            --
                Income tax benefit                                                                2,198            --            --
                                                                                               --------      --------      --------
                Loss after tax                                                                  (10,019)           --            --
                                                                                               --------      --------      --------

       Total provision for loss on disposal of business segment:
                Loss before taxes                                                               (15,811)           --            --
                Income tax benefit                                                                3,420            --            --
                                                                                               --------      --------      --------
                Loss after tax                                                                  (12,391)           --            --
                                                                                               --------      --------      --------

Total loss from discontinued operations:

      Loss before taxes                                                                         (19,586)      (13,142)       (1,236)

      Income tax benefit                                                                          4,873         4,504           476
                                                                                               --------      --------      --------
      Loss after tax                                                                           $(14,713)     $ (8,638)     $   (760)
                                                                                               ========      ========      ========

Loss per share:

   Basic:
          Loss from operations of segment to be disposed                                       $  (0.44)     $  (1.63)        (0.15)
          Estimated loss on disposal of business segment                                          (2.32)           --            --
                                                                                               --------      --------      --------
            Total loss from discontinued operations                                            $  (2.76)     $  (1.63)     $  (0.15)
                                                                                               ========      ========      ========

   Diluted:
          Loss from operations of segment to be disposed                                       $  (0.42)     $  (1.57)     $  (0.14)
          Estimated loss on disposal of business segment                                          (2.24)           --            --
                                                                                               --------      --------      --------
            Total loss from discontinued operations                                            $  (2.66)     $  (1.57)     $  (0.14)
                                                                                               ========      ========      ========

Discontinued operation results include general interest expense allocations of approximately $933,000, $984,000 and $741,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

4. ACQUISITION

     On May 29, 1998, the Company acquired all of the capital stock of Brigantine S.A., a manufacturer of honeycomb products and engineered panels located in France. The acquired company was renamed Alcore Brigantine S.A. and operates as a subsidiary of Alcore. The acquisition was accounted for as a purchase and the total purchase price of $3,329,000 consisted of (1) $2,502,000 cash paid to the seller, (2) $500,000 in deferred payments evidenced by a note payable and (3) $327,000 of direct transaction costs. As a result of the transaction, the Company recorded $2,307,000 of goodwill, which was being amortized using the straight-line method over 40 years. The Company's consolidated financial statements include the operating results for Alcore Brigantine S.A. since the date of the acquisition. The pro forma results of operations for 1998, assuming the acquisition had been made at the beginning of that year, would not be materially different from reported results.

     Alcore Brigantine S.A. is part of the Company's discontinued Structural Core Materials business segment, and is being accounted for as a discontinued operation (see Note 3).

5. SEGMENT REPORTING AND CUSTOMER CONCENTRATION

     The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for the manner in which public business enterprises report information about operating segments.

     The Company's operations include two reportable business segments: (1) Aerospace and Defense and (2) Commercial Composites. All other operating segments have not met the quantitative thresholds for determining reportable segments. A description and financial data for the segments are summarized below.

     Aerospace and Defense

     The Aerospace and Defense markets served by the Company primarily consist of the United States government (Department of Defense), which the Company sells to on a prime and subcontract basis, and the commercial aerospace market. The Company designs, develops and manufactures a wide range of advanced composite products, advanced electronic and electro-optical components and other integrated defense systems for this market segment. Products include radomes and composite structures for high-performance military and commercial aviation, lightweight relocatable shelters, rocket motor cases, pressure vessels, fuel tanks for military aircraft, advanced electronic and electro-optical components, biological and chemical warfare detection and protection systems, metal bonded panels and other composite assemblies using fibers and reinforced plastics. This reportable segment consists of four operating segments which have been aggregated for segment reporting purposes.

     Commercial Composites

     The Commercial Composites segment designs and manufactures composite parts and components for the automotive, oil and gas and other commercial industries, including fuel tanks for natural gas vehicles, accumulator bottles, flexible drill pipe and other products.

     Other

     The remainder of the Company's business consists of operations which have not met the quantitative thresholds for separate segment disclosure. Other consists primarily of a segment that manufactures electrical power switching products for specialty vehicles including recreational vehicles, motor homes, conversion vans, over-the-road trucks and leisure boats.

Selected financial data by business segment as of and for the years ended December 31, 2000, 1999 and 1998 follows (in thousands):

                                                            2000                  1999                  1998
                                                         ---------             ---------             ---------
Net revenues (all from external customers)

    Aerospace and Defense                                $ 140,336             $ 133,214             $ 118,897

    Commercial Composites                                   21,668                16,663                15,856

    Other operating segments                                 8,721                 9,900                 7,864
                                                         ---------             ---------             ---------
                Total                                    $ 170,725             $ 159,777             $ 142,617
                                                         =========             =========             =========

Operating income (loss)

    Aerospace and Defense                                $  13,233             $  11,420             $  12,154

    Commercial Composites                                    6,779                 2,730                   798

    Other operating segments                                  (102)                  941                   423

    Corporate                                               (4,279)               (3,522)               (3,073)
                                                         ---------             ---------             ---------
                Total                                    $  15,631             $  11,569             $  10,302
                                                         =========             =========             =========

Identifiable assets

    Aerospace and Defense                                $  64,945             $  60,708             $  57,545

    Commercial Composites                                    9,221                 7,089                 6,877

    Other operating segments                                 2,563                 3,020                 2,945

    Corporate                                               14,606                10,822                 9,988
                                                         ---------             ---------             ---------
                Total                                    $  91,335             $  81,639             $  77,355
                                                         =========             =========             =========

Capital expenditures

    Aerospace and Defense                                $     782             $   2,556             $   4,222

    Commercial Composites                                      204                   155                 1,336

    Other operating segments                                    34                   207                    44

    Corporate                                                   --                   100                    31
                                                         ---------             ---------             ---------
                Total                                    $   1,020             $   3,018             $   5,633
                                                         =========             =========             =========

Depreciation and amortization

    Aerospace and Defense                                $   2,285             $   2,466             $   1,703

    Commercial Composites                                      324                   289                   177

    Other operating segments                                   156                   144                   157

    Corporate                                                  141                    97                    68
                                                         ---------             ---------             ---------
                Total                                    $   2,906             $   2,996             $   2,105
                                                         =========             =========             =========

     The following table presents the geographic location of the customer for revenues as of and for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                     2000         1999         1998
                                   --------     --------     --------
           United States           $151,979     $146,374     $127,529
           Foreign countries         18,746       13,403       15,088
                                   --------     --------     --------
              Total                $170,725     $159,777     $142,617
                                   ========     ========     ========

     Major Customer Information

     Revenues from the U.S. government on a prime or sub-contract basis during 2000, 1999, and 1998 were approximately 69% of total revenues for each year reported. Approximately 19%, 16% and 14% of total revenues for 2000, 1999 and 1998, respectively, were from The Boeing Company. No other customers comprised 10% or more of total revenues for the periods reported. All of the revenues from the U.S. government and The Boeing Company reported were included as part of the Aerospace and Defense business segment. More than 92% of total revenues were on a fixed-price basis for all periods reported.

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

6. INVENTORIES

     Inventories at December 31, 2000 and 1999 consisted of the following (in thousands):

                                              2000            1999
                                            --------        --------
           Finished goods                   $  1,281        $  1,433
           Work in process                    29,555          28,157
           Raw materials                      13,560          16,902
           Progress payments                  (1,654)         (4,916)
                                            --------        --------
                 Total                      $ 42,742        $ 41,576
                                            ========        ========

     Work in process includes costs on major long-term aerospace and defense programs which are in the early stages of performance and have experienced actual costs to date in excess of the estimated average cost of all units to be produced as determined under the learning curve concept. Such costs included in work in process were approximately $14.2 million and $12.1 million at December 31, 2000 and 1999, respectively. The Company has assumed additional orders beyond those currently included in firm released backlog in its estimates of average unit cost of all units to be produced. Recovery of the deferred production costs is dependent on the number of units ultimately sold, actual selling prices and associated future production costs. Sales significantly under estimates or costs significantly over estimates could result in the realization of substantial program losses in future years. Included in the $14.2 million of work in process at December 31, 2000 related to these contracts is approximately $4.0 million of costs associated with outstanding claims, the recovery of which is dependent on future negotiation and settlement. Of the remaining $10.2 million of deferred production costs relating to these contracts, $8.5 million would not be absorbed in cost of sales based on existing firm orders at December 31, 2000.

7. LEASES

     The Company has various lease agreements for offices, factories and equipment. The longest lease obligation extends to 2013. Most leases contain renewal options and some contain purchase options. No leases contain restrictions on the Company's activities concerning dividends, further leasing or additional debt.

     The Company is obligated under various capital leases for certain machinery and equipment that expire at various dates through 2002. The gross amount of machinery and equipment and related accumulated amortization recorded under capital leases as of December 31, 2000 and 1999 were as follows (in thousands):

                                                       2000        1999
                                                      -----       -----
            Machinery and equipment                   $ 182       $ 268
            Less accumulated amortization               (98)        (93)
                                                      -----       -----
                      Net capital lease assets        $  84       $ 175
                                                      =====       =====

     Future minimum rental payments at December 31, 2000 under agreements classified as operating leases with noncancelable terms in excess of one year, and the present value of future minimum capital lease payments are as follows (in thousands):

                                                     Capital     Operating
                                                     Leases        Leases
                                                     ------        ------
         Year ending December 31:
          2001                                        $ 47        $ 1,231
          2002                                          32          1,079
          2003                                          --            879
          2004                                          --            652
          2005                                          --            271
          Beyond 2005                                   --          1,545
                                                      ----        -------
          Total minimum lease payments                  79        $ 5,657
                                                      ====        =======

          Less amounts representing interest            (8)
                                                      ----
          Net principal portion                         71
          Less portion due within one year             (41)
                                                      ----

          Long-term portion                           $ 30
                                                      ====

     The schedule of operating lease obligations excludes the Company's obligation of $1,598,000 for the remaining five years and three months on a lease of a manufacturing facility located in Jessup, Maryland which is no longer being used by ATP in its operations. As of December 31, 2000, the Company has subleased substantially all of the Jessup facility. Management has estimated the amount of remaining lease obligation costs in excess of anticipated future sublease income to be $334,000 at December 31, 2000, and a liability of the same amount is included as an accrued expense on the Company's Consolidated Balance Sheet at December 31, 2000.

     Rent expense for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in thousands):

                                      2000         1999         1998
                                    -------      -------      -------

            Basic expense           $ 1,686      $ 1,535      $ 1,437
            Sublease income            (254)        (254)        (253)
                                    -------      -------      -------
            Rent expense, net       $ 1,432      $ 1,281      $ 1,184
                                    =======      =======      =======

8. DEBT

     Short-term debt of the Company at December 31 consisted of the following (in thousands):

                                                                         2000           1999
                                                                        -------       -------
            Revolving loans                                             $21,799       $21,653
            Current maturities of long-term debt                          5,698         6,228
                                                                        -------       -------
                         Total                                          $27,497       $27,881
                                                                        =======       =======

     Long-term debt of the Company at December 31 consisted of the following (in thousands):

                                                                         2000           1999
                                                                        -------       -------
            Term loans                                                  $16,635       $19,408
            Equipment loans                                               2,448         3,288
            Subordinated debt, net of  unamortized loan
                  discount of $1,627                                      5,373            --
            Deferred obligation                                              --           334
            Bonds payable                                                 2,000         2,200
              Other long-term debt                                          612           694
                                                                        -------       -------
                        Total long-term debt                             27,068        25,924
            Less current portion                                          5,698         6,228
                                                                        -------       -------
                        Long-term debt, net of current portion          $21,370       $19,696
                                                                        =======       =======

     Scheduled maturities of long-term debt are as follows (in thousands):

            2001                                                        $ 5,698
            2002                                                          3,697
            2003                                                         17,314
            2004                                                             87
            2005                                                             91
            Thereafter                                                      181
                                                                        -------
                        Total                                           $27,068
                                                                        =======

     Revolving, Term and Equipment Loans

     On October 10, 2000, the Company entered into a new financing agreement with its primary lender. At December 31, 2000, the Company's credit facility with this lending institution totaled $46.0 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) a $16.6 million term loan and (3) a $2.4 million capital equipment loan. As of December 31, 2000, the Company had approximately $3.5 million of unused borrowing availability on this credit facility, net of $1.7 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($1.4 million) and other items ($0.3 million).

     The revolving, term and equipment loans are secured by substantially all of the Company's assets. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with rates on the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and rates on the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. The weighted average interest rates in effect at December 31, 2000 and 1999 for the revolving, term and equipment loans were as follows:

                                            2000         1999
                                            ----         ----
              Revolving loans               9.53%        8.50%
              Term loans                    9.91%        9.00%
              Equipment loans               9.94%        9.00%

     Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. Equipment loan principal payments are made monthly based on a five-year amortization period. The credit facility matures on October 31, 2003.

     The Company is subject to several financial and nonfinancial covenants under the credit facility. At December 31, 2000, the Company was in violation of certain financial covenants. Such violations were cured as a result of an amendment to the agreement dated March 30, 2001.

     Subordinated Debt

     On October 10, 2000, the Company entered into an agreement with a lender for a three year, $7,000,000 million loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable at maturity. The loan matures on October 31, 2003. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company's common stock at an exercise price of $4.42 per share. The warrants are exercisable at any time prior to the fifth anniversary of the credit facility closing. Alternatively, at any time after 18 months from the closing, but prior to the expiration of the warrants, the lender may elect to require the Company to repurchase each warrant for an amount equal to 10% of ATP's EBITDA (earnings before interest, taxes, depreciation and amortization) divided by 320,000 (the "Put Option"). The Put Option is subject to a maximum cap of $1,750,000. In the event of an exercise of the Put Option resulting in a repurchase price of $1,000,000 or greater, the Company has the right to satisfy up to 50% of the obligation by issuing a promissory note to the lender, with principal payments amortized evenly over 18 months. In addition, the Company has a call right in the event that the holders of the warrants initiate a demand registration or elect to exercise their piggyback registration rights in accordance with the agreement. The loan is secured by substantially all of the Company's assets.

     The Company allocated the $7,000,000 proceeds from the loan to the subordinated debt ($5,250,000) and stock warrants ($1,750,000) based on their respective fair values. The fair value of the stock warrants is reflected as a debt discount and is being amortized as interest expense over the three year life of the debt using the interest method. The amount of amortization recorded as interest expense for the year ended December 31, 2000 was $122,000. The Company has included the value assigned to the stock warrants in other long-term liabilities in the accompanying Consolidated Balance Sheet at December 31, 2000.

     The Company is subject to several financial and nonfinancial covenants under the loan agreement. At December 31, 2000, the Company was in violation of certain financial covenants. Such violations were cured as a result of an amendment to the agreement dated April 2, 2001.

     Bonds Payable and Other Debt

     Bonds payable result from a financing agreement with the State of Maryland dated May 14, 1997 to provide $2.6 million in 15 year tax-exempt industrial development bonds bearing interest at a variable rate adjusted weekly to finance the purchase of the Belcamp, Maryland honeycomb manufacturing facility and an adjacent 3.2 acre parcel of land. The Company has entered into an interest rate swap agreement with a financial institution to fix the interest rate on the tax exempt bonds at 5.07% through the year 2012. The bonds payable require annual principal payments of $220,000 for 2001 through 2004 and $140,000 for 2005 through 2012, and are secured by a letter of credit agreement between the Company and a bank. On May 12, 2000, the letter of credit agreement was amended for a period extending to May 15, 2001. As a condition of the amended agreement, ATP delivered collateral to the bank in the form of qualified investment securities as defined with a value of $100,000 as of the date of execution of the amendment. Additional collateral in $150,000 increments was delivered on or before each of July 1, August 1, September 1, and October 1, 2000. The Company is subject to several financial and nonfinancial covenants under this financing agreement. At December 31, 2000, the Company was in violation of a financial covenant. It is anticipated that the lender will waive this and future violations, which are expected by the Company during 2001. However, since such future waivers are not assured, the Company has classified the total amount of the bonds as current at December 31, 2000. On March 16, 2001 the letter of credit agreement was extended to August 16, 2001.

     On July 7, 1997, in conjunction with the tax exempt bond financing, the Company entered into a ten-year $810,000 Maryland Industrial and Commercial Redevelopment Fund loan agreement with interest set at a fixed rate of 5.1% annually, plus a five-year $60,000 loan from Harford County, Maryland with interest set at a fixed rate of 5.5%. The unpaid balance of these loans are reported as other long-term debt and totaled $612,000 and $694,000 at December 31, 2000 and 1999, respectively.

9. RETIREMENT AND EMPLOYEE BENEFIT COSTS

     Defined Contribution Plans

     The Company has retirement and savings plans for substantially all of the Company's employees which allow participants to make contributions up to 15% of their base pay via payroll deductions pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary matching contributions. The Company's match for the 2000 plan year was 50% of each participant's pretax contributions, limited to 4% of their salary. The cost of the employer match for 2000, 1999, and 1998 was $644,000, $588,000 and $545,000, respectively.

     Union employees at the Glen Cove, New York facility are covered by a defined contribution retirement plan, the cost of which was $27,000, $32,000 and $33,000 for 2000, 1999 and 1998, respectively.

     Defined Benefits Plans

     The majority of hourly union employees of the Company, other than those at the Glen Cove, New York facility, are covered by defined benefit pension plans with benefits generally based on negotiated rates and years of service. The Company's funding policy is to contribute annually the minimum required amount determined by its actuaries.

     The change in benefit obligation, change in plan assets and funded status of the defined benefit plans for 2000 and 1999 is summarized as follows (in thousands):

                                                                  2000           1999
                                                                -------        -------
           Change in benefit obligation:
                  Balance at beginning of year                  $ 2,832        $ 2,803
                  Service cost                                      258            359
                  Interest cost                                     246            218
                  Plan amendments                                    --              7
                  Actuarial (gain) loss                             295           (406)
                  Benefits paid                                    (171)          (149)
                                                                -------        -------
                  Balance at end of year                        $ 3,460        $ 2,832
                                                                =======        =======

          Change in plan assets:
                   Balance at beginning of year                 $ 2,087        $ 1,186
                  Actual return on plan assets                     (164)           324
                  Employer contributions                          1,065            726
                  Benefits paid                                    (171)          (149)
                                                                -------        -------
                  Balance at end of year                        $ 2,817        $ 2,087
                                                                =======        =======

          Funded status:
                  Funded status at end of year                  $  (643)       $  (745)
                  Unrecognized net actuarial (gain) loss            635            (26)
                  Unrecognized prior service cost                   799            881
                                                                -------        -------
                  Prepaid benefit cost                          $   791        $   110
                                                                =======        =======

     The amounts recognized in the Consolidated Balance Sheets at December 31, 2000 and 1999 consist of (in thousands):

                                                         2000           1999
                                                        -------       -------
          Prepaid benefit cost                          $   791       $   151
          Accrued benefit cost                               --           (41)
          Additional minimum liability                   (1,434)         (854)
          Intangible asset                                  798           816
          Accumulated other comprehensive income            636            38
                                                        -------       -------
            Prepaid benefit cost                        $   791       $   110
                                                        =======       =======

     The net periodic benefit cost of the defined benefit plans for the years ended December 31, 2000, 1999 and 1998 by components was as follows (in thousands):

                                                  2000        1999        1998
                                                 -----       -----       -----
          Service cost                           $ 258       $ 359       $ 233
          Interest cost                            246         218         180
          Expected return on plan assets          (202)       (111)        (65)
          Amortization of prior service cost        82          82          82
          Amortization of actuarial loss            --          34          24
                                                 -----       -----       -----

                  Net periodic benefit cost      $ 384       $ 582       $ 454
                                                 =====       =====       =====

     Assumptions used to measure the projected benefit obligation and the expected long-term rate of return on plan assets as of December 31 were as follows:

                                                  2000     1999     1998
                                                  ----     ----     ----
          Discount rate                           7.50%    8.00%    6.75%
          Expected return on plan assets          8.00%    8.00%    8.00%

10. SHAREHOLDERS' EQUITY

     The activity in the equity accounts for the period January 1, 1998 through December 31,

                                                                                                    Notes     Accumulated
                                                          Common Stock     Additional             Receivable  Other Com-
                                                                            Paid-in    Retained      from     prehensive
                                                       Shares     Amount    Capital    Earnings    Officers   Income (Loss)  Total
                                                      --------   --------   --------   --------    --------    --------    --------
Balance, January 1, 1998                                 5,220   $     52   $ 16,506   $ 10,376    $   (135)   $   (305)   $ 26,494

Exercise of stock options and warrants                      20       --           16       --          --          --            16
Net income                                                --         --         --        3,999        --          --         3,999
Preferred dividends declared                              --         --         --          (80)       --          --           (80)
Additional minimum pension liability                      --         --         --         --          --          (320)       (320)
                                                      --------   --------   --------   --------    --------    --------    --------
Balance, December 31, 1998                               5,240         52     16,522     14,295        (135)       (625)     30,109

Exercise of stock options and warrants                      46          1         89       --          --          --            90
Shares issued under employee stock plan                     20       --          205       --          --          --           205
Net loss                                                  --         --         --       (3,160)       --          --        (3,160)
Preferred dividends declared                              --         --         --          (80)       --          --           (80)
Additional minimum pension liability                      --         --         --         --          --           601         601
Foreign currency translation gain                         --         --         --         --          --            51          51
                                                      --------   --------   --------   --------    --------    --------    --------
Balance, December 31, 1999                               5,306         53     16,816     11,055        (135)         27      27,816

Exercise of stock options and warrants                      30       --           12       --          --          --            12
Shares issued under employee stock plan                     40          1        187       --          --          --           188
Remeasurement of stock warrants                           --         --          136       --          --          --           136
Net loss                                                  --         --         --       (7,322)       --          --        (7,322)
Preferred dividends declared                              --         --         --          (80)       --          --           (80)
Additional minimum pension liability                      --         --         --         --          --          (367)       (367)
Foreign currency translation loss                         --         --         --         --          --           (56)        (56)
                                                      --------   --------   --------   --------    --------    --------    --------
Balance, December 31, 2000                               5,376   $     54   $ 17,151   $  3,653    $   (135)   $   (396)   $ 20,327
                                                      ========   ========   ========   ========    ========    ========    ========

     2000 is summarized as follows (in thousands):

     Under the 1997 Advanced Technical Products, Inc. Stock Option Plan (the "1997 Plan"), the Company may grant nonstatutory and incentive stock options to employees of the Company for the purchase of the Company's common stock at an exercise price equal to at least 100% of the fair market value as of the date of grant (110% of such fair market value if the optionee owns more that 10% of the combined voting power of all classes of stock of the Company). The Company has authorized 300,000 shares of common stock for the 1997 Plan. Options granted through December 31, 2000 have 10-year terms and vest at the rate of 20% on each of the five anniversary dates following the year of the grant. At December 31, 2000, no options were available for grant under the 1997 Plan.

     On September 12, 2000, the Company adopted the 2000 Advanced Technical Products, Inc. Stock Option Plan (the "2000 Plan"), which provides for stock option grants on terms substantially the same as the 1997 Plan. The Company has authorized 500,000 shares of common stock for the 2000 Plan. Options granted through December 31, 2000 have 10-year terms and vest at the rate of 20% on each of the five anniversary dates following the year of the grant. At December 31, 2000, approximately 302,000 options were available for grant under the 2000 Plan.

     On November 6, 1997, the Company adopted the Advanced Technical Products, Inc. Non-Employee Directors Stock Option Plan (the "1997 Director Plan"), the terms of which are the same as the 1997 Plan, except that options are to be granted only to non-employee members of the Company's board of directors. Stock options for 100,000 shares of common stock are authorized under this plan. Options under the plan are automatically granted and initial grants to purchase 7,500 shares were given to directors serving on November 6, 1997. In addition, newly elected directors will be granted 7,500 shares on the date of their initial election to the board. The initial options vest at a rate of 33 1/3 % on each day preceding the annual meeting of the stockholders of the Company for the three years subsequent to the option grant. Continuing non-employee directors also automatically receive grants of options to purchase 1,000 shares immediately following each annual meeting of stockholders. These options vest 100% on the day immediately preceding the annual stockholders meeting following the grant date and have 10-year terms. At December 31, 2000, approximately 23,000 options were available for grant under the 1997 Director Plan.

     On September 12, 2000, the Company adopted the 2000 Advanced Technical Products, Inc. Non-Employee Directors Stock Option Plan, which provides for stock option grants on terms substantially the same as the 1997 Director Plan. The Company has authorized 100,000 shares of common stock for the 2000 Director Plan. No options were granted under this plan as of December 31, 2000.

     A summary of stock option transactions for 2000, 1999 and 1998 follows (shares in thousands):

                                                                 Weighted
                                                    Stock        Average
                                                   Options       Exercise
                                                 Outstanding      Price
                                                 -----------      -----

          At December 31, 1997                       526        $  7.91

          Options granted                             10          13.61
          Options exercised                          (18)          0.88
          Options canceled                            (4)          9.84
                                                     ---

            At December 31, 1998                     514           8.26

          Options granted                              6          13.50
          Options exercised                          (46)          1.96
           Options canceled                          (11)         15.00
                                                     ---

          At December 31, 1999                       463           8.79

          Options granted                            401           3.29
          Options exercised                          (30)          0.41
          Options canceled                           (76)         12.11
                                                     ---

           At December 31, 2000                      758        $  7.68
                                                     ===        =======

     The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                                                                      Exercisable
                                                                -----------------------

                     Number of     Weighted-      Weighted-                   Weighted-
                      Shares        Average        Average                     Average
   Range of         Subject to     Remaining      Exercise      Number of     Exercise
Exercise Prices       Option         Life          Price          Shares       Price
- ---------------     ----------     ---------      --------      ---------     ---------
$ 0.41-$ 4.99          516         8.8 years       $ 2.65           80        $ 0.41
$ 5.00-$10.00           68         1.0 years         7.39           68          7.39
$10.01-$15.00          174         6.9 years        14.86          126         14.85

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at grant date under the fair-value-based method in SFAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below (in thousands, except for per share amounts):

                                           2000         1999         1998
                                        ---------    ---------    ---------
     Net income (loss):
         As reported                    $  (7,322)   $  (3,160)   $   3,999
         Pro forma                         (7,618)      (3,449)       3,740

     Net income (loss) per share:
         As reported:
              Basic                     $   (1.39)   $   (0.61)   $    0.74
              Diluted                       (1.34)       (0.59)        0.71

         Pro forma:
              Basic                     $   (1.44)   $   (0.67)   $    0.69
              Diluted                       (1.39)       (0.64)        0.66

     The per share weighted average fair value of options granted in 2000, 1999 and 1998 was $2.27, $7.60 and $7.63, respectively, as estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                 2000       1999        1998
                                               --------    -------    -------
     Risk free interest rate                      5.77%      5.95%      5.95%
     Expected dividend yield                         0%         0%         0%
     Expected stock volatility                      50%        45%        45%
     Expected option life                      10 years    7 years    7 years

     Stock Warrants

     A summary of stock warrant transactions for 2000, 1999 and 1998 follows (shares are in thousands):

                                                                 Weighted
                                                    Stock        Average
                                                   Warrants      Exercise
                                                 Outstanding      Price
                                                 -----------      -----
          At December 31, 1997                        66        $  6.85
          Warrants exercised                          (2)          5.00
                                                     ---

          At December 31, 1998                        64           6.91
          Warrants expired                            (4)         15.00
                                                     ---

          At December 31, 1999                        60           6.37
          Warrants granted                           320           4.42
          Warrants expired                           (10)          5.00
                                                     ---

          At December 31, 2000                       370        $  4.72
                                                     ===        =======

     In connection with a loan agreement entered into on October 10, 2000, ATP issued warrants giving the lender the right to purchase 320,000 shares of the Company's common stock at an exercise price of $4.42 per share (see
     Note 8).

     Certain warrant agreements contain anti-dilutive provisions providing for certain adjustments in the exercise price and the number of shares to be received upon exercise in the event of subsequent sales of stock by the Company below the initial warrant exercise price.

     During 2000, the Company extended the expiration date of approximately 27,000 warrants to March 31, 2001. The fair value of the warrants as estimated at the date of extension using the Black-Scholes option-pricing model was approximately $136,000. This amount was charged to general and administrative expense during 2000.

     Employee Stock Purchase Plan

     On October 29, 1998, the Company adopted the 1998 Advanced Technical Products, Inc. Employee Stock Purchase Plan to encourage substantially all employees of the Company to remain in its employ and to have an opportunity to acquire a proprietary interest in the Company. Under the plan, employees may elect to use payroll withholdings to acquire shares of the Company's common stock at a per share price reflecting fair market value at the beginning or end of each calendar quarter, whichever is lower. The Company has authorized 1,000,000 shares of common stock under the plan. The plan was approved by the stockholders of the Company during 1999. During 2000 and 1999, approximately 40,000 shares and 20,000 shares, respectively, were issued under the plan at a weighted average price of $4.75 for 2000 and $9.96 for 1999. No shares were issued under the plan prior to 1999.

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

11. MANDATORILY REDEEMABLE PREFERRED STOCK

     The Company has 1,000,000 shares of 8% cumulative and mandatorily redeemable preferred stock outstanding at December 31, 2000 and 1999. In case of liquidation, the holders of preferred stock will be paid out of the assets of the Company in cash equal to $1.00 per share, plus any accumulated and unpaid dividends, before the common stockholders.

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

12. RELATED-PARTY TRANSACTIONS

     At December 31, 2000 and 1999, certain officers of the Company have outstanding promissory notes in the aggregate amount of $134,865, which were issued to the Company as consideration for the paid-in capital in excess of par value for the shares of stock they own. Common shares of the Company owned by each employee have been pledged as collateral to secure the payment of the promissory notes. The notes carry an interest rate of the lesser of 8% and the highest rate permitted by applicable law. Principal and accrued interest payments are due in full upon maker's sale of any pledged stock or on April 28, 2001, if earlier. The notes may be repaid at any time at the option of the maker without penalty.

     A director of the Company is also a managing director of Allen & Company, Inc. ("Allen"), which rendered financial consulting services to the Company in 1999, including the preparation of a fairness opinion in connection with a proposed merger of ATP. The Company paid Allen $100,000 in 2000 and $150,000 in 1999 for financial consulting fees rendered.

13. TECHNOLOGICAL EXPENDITURES

     Technological expenditures, excluding reimbursed projects, for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in thousands):

                                                2000     1999     1998
                                                ----     ----     ----

          Research and development              $208     $417     $558
          Engineering and other                   77      370      138
                                                ----     ----     ----
                      Total                     $285     $787     $696
                                                ====     ====     ====

     The Company was also reimbursed $13.3 million, $13.8 million and $11.3 million under federally funded research and development contracts during the years ended December 31, 2000, 1999 and 1998, respectively.

14. INCOME TAXES

     The combined provision for U.S. federal and state income taxes allocated to income from continuing operations for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in thousands):

                                          2000       1999       1998
                                        -------    -------    -------

          Current                       $ 5,823    $ 5,717    $ 2,996
          Deferred                       (1,195)    (2,287)       (17)
                                        -------    -------    -------
          Total income tax expense      $ 4,628    $ 3,430    $ 2,979
                                        =======    =======    =======

     The federal statutory tax rate for the years ended December 31, 2000, 1999 and 1998 is reconciled to the effective tax rate as follows:

                                                    2000    1999    1998
                                                    ----    ----    ----

          Federal statutory rate                    34.0%   34.0%   34.0%
          State and local taxes, net
            of federal effect                        3.7     3.7     3.7
          Other, net                                 0.8     0.8     0.8
                                                    ----    ----    ----

          Effective tax rate                        38.5%   38.5%   38.5%
                                                    ====    ====    ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                                      2000        1999
                                                                    --------    --------
           Deferred tax assets-
              Excess of tax over book capitalized inventory costs   $    355    $    347
              Reserves not deductible until paid                       2,819       3,321
              Allowance for doubtful accounts                            175         208
              Estimated loss on disposal of discontinued segment       3,670          --
              Other                                                      245          15
              Net operating loss carryforwards                         3,058       2,603
                                                                    --------    --------
                             Total deferred tax assets                10,322       6,494

          Deferred tax liabilities-
              Depreciation                                             1,925       1,155
                                                                    --------    --------

           Net deferred tax asset before valuation allowance           8,397       5,339

           Valuation allowance                                        (2,294)       (661)
                                                                    --------    --------
           Net deferred tax asset                                   $  6,103    $  4,678
                                                                    ========    ========

     The Company has net operating loss carryforwards of approximately $4.7 million which were generated from operations of the Company's Lunn and Alcore divisions prior to its merger with ATP. Such carryforwards may be applied against future taxable income and expire at varying dates between 2002 and 2011. As a result of the merger and the subsequent ownership change of Lunn, the timing of the realization of the Company's net operating loss carryforwards is subject to Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that, if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset with net operating loss carryforwards is subject to an annual limitation. The Company's estimated annual limitation under Section 382 is $1,020,000.

     In addition, Alcore has generated an estimated net operating loss carryforward of approximately $26.6 million for state income tax purposes. Such carryforwards may be applied against future taxable income at the state income tax level and expire in 2018 and 2019. Valuation allowances of $1,463,000 and $661,000 were established at December 31, 2000 and 1999, respectively, representing reserves for the state income tax effect for all of the net deferred tax assets generated from the Alcore losses. A valuation allowance of $831,000 was established at December 31, 2000 for the estimated portion of the loss on disposal of discontinued business segment which may not be currently deductible in the year of disposal.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2000, it is management's assessment that it is more likely than not that the Company will realize the benefits of all the deductible differences recorded at that date, with the exception of the potential tax benefits at the state income tax level of the Alcore net operating loss carryforward and for certain of the costs included in the loss on disposal of discontinued segment.

15. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows (in thousands):

                                                                                2000           1999           1998
                                                                              --------       --------       --------
     Income from continuing operations                                        $  7,391       $  5,478       $  4,759
     Less:  preferred stock dividends accrued                                      (80)           (80)           (80)
                                                                              --------       --------       --------
     Income from continuing operations available
          for common shares                                                   $  7,311       $  5,398       $  4,679
                                                                              ========       ========       ========

     Loss from discontinued operations                                        $(14,713)      $ (8,638)      $   (760)
                                                                              ========       ========       ========

     Net income (loss)                                                        $ (7,322)      $ (3,160)      $  3,999
     Less:  preferred stock dividends accrued                                      (80)           (80)           (80)
                                                                              --------       --------       --------
     Net income (loss) available for common shares                            $ (7,402)      $ (3,240)      $  3,919
                                                                              ========       ========       ========

     Weighted average number of common shares outstanding:
                     --Basic                                                     5,338          5,273          5,271
                       Add: assumed stock conversions, net of
                       assumed treasury stock purchases:
                          --stock options                                          166            195            220

                          --stock warrants                                          29             36             35
                                                                              --------       --------       --------
                     --Diluted                                                   5,533          5,504          5,526
                                                                              ========       ========       ========

16. ACCRUED EXPENSES

     Accrued expenses at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                            2000         1999
                                                          -------      -------

          Payroll and other compensation                  $ 6,257      $ 5,800
          Medical expenses                                  1,032        1,002
          Loss on operating lease obligation (note 7)         334          425
          Interest expense                                    463          350
          Other                                             2,443        2,196
                                                          -------      -------
                               Total                      $10,529      $ 9,773
                                                          =======      =======

17. OTHER NONCURRENT ASSETS

     Other noncurrent assets as of December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                                         2000          1999
                                                                        ------        ------
          Goodwill, net of accumulated amortization of
              $66 in 2000 and $45 in 1999                               $  767        $  788
          Intangible asset - defined benefit pension plans                 799           816
          Assets of non-qualified deferred compensation plan             1,069           839
          Other                                                            874           465
                                                                        ------        ------
                          Total                                         $3,509        $2,908
                                                                        ======        ======

18. OTHER LIABILITIES

     Other long-term liabilities as of December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                                              2000             1999
                                                                             ------           ------
          Liability under stock warrant agreement (Note 8)                   $1,750           $   --
          Additional minimum pension liability                                1,434              854
          Liability under non-qualified deferred compensation plan            1,069              839
                                                                             ------           ------
                             Total                                           $4,253           $1,693
                                                                             ======           ======

19. CONTINGENCIES

     On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation ("NYSDEC"), sent a letter to the Company, claiming that Lunn is a potentially responsible party ("PRP") with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act for NYSDEC's response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 13 PRPs identified for the Babylon Landfill. NYSDEC documents seem to indicate that Lunn did transmit waste to the Babylon Landfill, although it is currently unclear to what extent Lunn contributed to contamination of the landfill. Accordingly, the Company cannot at present determine the extent of its liability, if any. The Company has not recorded any liability for the contingency as of December 31, 2000.

     During January 2000, the Company was notified of an investigation by the United States Securities and Exchange Commission as a result of possible accounting and financial reporting irregularities at Alcore. The Company and management are cooperating fully with this investigation and the governmental investigation referred to in note 2. The outcome of these investigations are uncertain at this time.

     The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. During January 2001, the lawsuits were consolidated and an amended complaint was filed. The lawsuit asserts securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company's 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuit purports to be brought on behalf of a class consisting of all persons who purchased the Company's common stock in the period from April 1998 through April 2000. The Company intends to defend itself vigorously. It is not possible to predict the impact that these lawsuits may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is possible that the present or future lawsuits, and any investigations or proceedings arising out of the same or related facts, depending on their outcome, could have a material adverse impact on the Company's financial condition or results of operations in one or more future periods.

20. SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

                                                                                      2000  -By Quarter
                                                          -------------------------------------------------------------------------
                                                            First          Second           Third           Fourth        Total Year
                                                          ---------       ---------       ---------       ---------       ---------
                                                                             (in thousands, except per share data)
Net revenues                                              $  41,359       $  44,709       $  42,089       $  42,568       $ 170,725

Operating income                                          $   3,560       $   3,335       $   4,396       $   4,340       $  15,631

Income from continuing operations                         $   1,721       $   1,565       $   2,209       $   1,896       $   7,391

Loss from discontinued operations                         $  (1,614)      $  (1,412)      $      --       $ (11,687)      $ (14,713)

Net income (loss)                                         $     107       $     153       $   2,209       $  (9,791)      $  (7,322)

Earnings (loss) per share - diluted:
       Income from continuing operations                  $    0.31       $    0.28       $    0.40       $    0.33       $    1.32
       Loss from discontinued operations                  $   (0.29)      $   (0.26)      $      --       $   (2.05)      $   (2.66)
       Net income (loss)                                  $    0.02       $    0.02       $    0.40       $   (1.72)      $   (1.34)

                                                                                      1999  -By Quarter
                                                          -------------------------------------------------------------------------
                                                            First          Second           Third           Fourth        Total Year
                                                          ---------       ---------       ---------       ---------       ---------
                                                                             (in thousands, except per share data)
Net revenues                                              $  36,900       $  43,108       $  39,878       $  39,891       $ 159,777

Operating income                                          $   2,399       $   3,732       $   2,965       $   2,473       $  11,569

Income from continuing operations                         $   1,093       $   1,911       $   1,409       $   1,065       $   5,478

Loss from discontinued operations                         $    (907)      $  (1,398)      $  (2,337)      $  (3,996)      $  (8,638)

Net income (loss)                                         $     186       $     513       $    (928)      $  (2,931)      $  (3,160)

Earnings (loss) per share - diluted:
       Income from continuing operations                  $    0.20       $    0.34       $    0.25            0.19       $    0.98
       Loss from discontinued operations                  $   (0.17)      $   (0.25)      $   (0.42)          (0.72)      $   (1.57)
       Net income (loss)                                  $    0.03       $    0.09       $   (0.17)      $   (0.53)      $   (0.59)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND OF MANAGEMENT

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements:

          Independent auditor's report

          Consolidated balance sheets at December 31, 2000 and 1999

          Consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998

          Consolidated statements of comprehensive income (loss) for the years ended December 31, 2000, 1999 and 1998

          Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998

          Notes to consolidated financial statements

     2.   Financial Statement Schedules:

          None

3.   Exhibits:

Exhibit
  No.                      Description
  ---                      -----------

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

10.38 January 2000 Agreement and Plan of Merger dated January 28, 2000 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 28, 2000)

10.39 Termination Agreement and Plan dated January 28, 2000 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form

       8-K dated January 28, 2000) Rights Agreement dated March 3, 2000 between the Company and American Stock Transfer & Trust Company, as Rights Agent
       10.40 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 9, 2000)

10.40 Amendment to Amended and Restated Employment Agreement dated March 30, 2000 by and between the Company and Garrett L. Dominy 10.41* (filed herewith)

10.42* Amendment to Amended and Restated Employment Agreement dated March 30,
       2000 by and between the Company and James S. Carter (filed herewith)

10.43 Amendment to Letter of Credit and Reimbursement Agreement by and between Alcore, Inc. and First Union National Bank dated May 12, 2000 (to be filed by amendment)

10.44 Pledge and Security Agreement made by Alcore, Inc. to and for the benefit of First Union National Bank dated May 12, 2000 (to be filed by amendment) Second Amended and Restated Loan and Security Agreement dated October 10, 2000 by and among Advanced Technical Products, Inc., 10.45 Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as Agent and a Lender , and Certain Lenders, as Lenders (filed herewith) Loan and Security Agreement dated October 10, 2000 by and among Back Bay Capital Funding, LLC, the Lender, and Advanced 10.46 Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as Borrower (filed herewith)

21.1   List of subsidiaries of Advanced Technical Products, Inc.

23.1   Consent of KPMG LLP.


- ----------

*    Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roswell, State of Georgia, on March 30, 2001

ADVANCED TECHNICAL PRODUCTS, INC.


                                           /S/ JAMES P. HOBT
                                           -----------------------------
                                           James P. Hobt

                                       (a) Vice President

                                       (b) Chief Financial Officer


     Pursuant tot he requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                   Title                                    Date
          ---------                                   -----                                    ----

      /S/ JAMES P. HOBT       ,          Chief Financial Officer and                      March 30, 2001
- -----------------------------                      Treasurer,
        James P. Hobt                   (Principal Financial Officer and
                                          Principal Accounting Officer)


    /S/ GARRETT L. DOMINY     ,            Chief Executive Officer,                       March 30, 2001
- -----------------------------                     President
      Garrett L. Dominy                 (Principal Executive Officer)
                                                and Director


     /S/ GARY L. FORBES                     Chairman of the Board,                        March 30, 2001
- -----------------------------                   and Director
       Gary L. Forbes


     /S/ JAMES S. CARTER                           Director                               March 30, 2001
- -----------------------------
       James S. Carter


     /S/ ALAN W. BALDWIN                           Director                               March 30, 2001
- -----------------------------
       Alan W. Baldwin


    /S/ ROBERT C. SIGRIST                          Director                               March 30, 2001
- -----------------------------
      Robert C. Sigrist


  /S/ LAWRENCE E. WESNESKI                         Director                               March 30, 2001
- -----------------------------
    Lawrence E. Wesneski


     /S/ SAM P. DOUGLASS                           Director                               March 30, 2001
- -----------------------------
      Sam P. Douglass


      /S/ JOHN M. SIMON                            Director                               March 30, 2001
- -----------------------------
        John M. Simon


    /S/ JOHNNIE E. WILSON                          Director                               March 30, 2001
- -----------------------------
      Johnnie E. Wilson

                                  EXHIBIT INDEX

Exhibit
  No.                      Description
  ---                      -----------

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

10.38 January 2000 Agreement and Plan of Merger dated January 28, 2000 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 28, 2000)

10.39 Termination Agreement and Plan dated January 28, 2000 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form

       8-K dated January 28, 2000) Rights Agreement dated March 3, 2000 between the Company and American Stock Transfer & Trust Company, as Rights Agent
       10.40 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 9, 2000)

10.40 Amendment to Amended and Restated Employment Agreement dated March 30, 2000 by and between the Company and Garrett L. Dominy 10.41* (filed herewith)

10.42* Amendment to Amended and Restated Employment Agreement dated March 30,
       2000 by and between the Company and James S. Carter (filed herewith)

10.43 Amendment to Letter of Credit and Reimbursement Agreement by and between Alcore, Inc. and First Union National Bank dated May 12, 2000 (to be filed by amendment)

10.44 Pledge and Security Agreement made by Alcore, Inc. to and for the benefit of First Union National Bank dated May 12, 2000 (to be filed by amendment) Second Amended and Restated Loan and Security Agreement dated October 10, 2000 by and among Advanced Technical Products, Inc., 10.45 Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as Agent and a Lender , and Certain Lenders, as Lenders (filed herewith) Loan and Security Agreement dated October 10, 2000 by and among Back Bay Capital Funding, LLC, the Lender, and Advanced 10.46 Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as Borrower (filed herewith)

21.1   List of subsidiaries of Advanced Technical Products, Inc.

23.1   Consent of KPMG LLP.


- ----------

*    Indicates management contract or compensatory plan or arrangement.