Form 10-Q
period 2001-03-30
ADVANCED TECHNICAL PRODUCTS INC
filed 2001-05-14
CIK 60911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 30, 2001 OR

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

—————————————————————
(Former Address, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

The aggregate number of shares of Common Stock outstanding as of May 10, 2001 was 5,458,794. 1

ADVANCED TECHNICAL PRODUCTS, INC.

INDEX

ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 30, 2001 AND DECEMBER 31, 2000

(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 30, 2001	December 31, 2000
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,143	$ 1,666
Accounts receivable (net of allowance for doubtful accounts of $473 and
$455 at March 30, 2001 and December 31, 2000, respectively)	27,581	25,811
Inventories and costs relating to long-term contracts and programs in
process, net of progress payments	43,782	42,742
Prepaid income taxes	433	1,251
Other prepaid expenses	1,131	1,252
Deferred income taxes	3,284	3,284

Total current assets	77,354	76,006

NONCURRENT ASSETS:
Property, plant and equipment	20,419	19,932
Less-accumulated depreciation	(11,580)	(10,931)

Net property, plant and equipment	8,839	9,001

Deferred income taxes	2,819	2,819
Net assets of discontinued operations	7,947	6,971
Other noncurrent assets	3,450	3,509

Total assets	$ 100,409	$ 98,306

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 15,262	$ 13,259
Accrued expenses	11,127	10,529
Short-term debt	26,132	27,497
Current portion of capital lease obligations	41	41

Total current liabilities	52,562	51,326

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	20,559	21,370
Capital lease obligations, net of current portion	19	30
Other liabilities	4,253	4,253

Total liabilities	77,393	76,979

Mandatorily redeemable preferred stock, $1.00 par value,
1,000,000 shares authorized, issued and outstanding;
redemption amount of $1.00 per share	1,000	1,000

SHAREHOLDERS’ EQUITY:
Preferred stock, undesignated, 1,000,000 shares authorized, no shares
issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 5,450,473 shares and 5,375,822 shares issued and outstanding as of March 30, 2001
and December 31, 2000, respectively	55	54
Additional paid-in capital	17,374	17,151
Retained earnings	5,204	3,653
Notes receivable from officers	(135)	(135)
Accumulated other comprehensive loss	(482)	(396)

Total shareholders’ equity	22,016	20,327

Total liabilities and shareholders’ equity	$ 100,409	$ 98,306

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 30, 2001 AND MARCH 31, 2000

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2001	2000
Revenues	$42,342	$ 41,359

Cost of revenues	32,895	32,313

General and administrative expenses	5,593	5,486

Operating income	3,854	3,560

Interest expense	979	761

Other expense	321	—

Income before income tax expense	2,554	2,799

Income tax expense	983	1,078

Income from continuing operations	1,571	1,721

Discontinued operations:
Loss from operations of segment to be disposed of, net
of income tax benefit	—	(1,614)

Net Income	$ 1,571	$ 107

Net income per share:
Basic: Income from continuing operations	$ 0.28	$ 0.32
Loss from discontinued operations	—	(0.30)

Net income	$ 0.28	$ 0.02

Diluted: Income from continuing operations	$ 0.26	$ 0.31
Loss from discontinued operations	—	(0.29)

Net income	$ 0.26	$ 0.02

Weighted average number of common and common
equivalent shares outstanding:
Basic	5,443	5,311

Diluted	5,859	5,500

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 30, 2001 AND MARCH 31, 2000

(UNAUDITED, IN THOUSANDS)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,571	107
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	708	766
Other non-cash charges	113	—
Changes in operating assets and liabilities:
Accounts receivable	(1,770)	(3,262)
Inventories	(1,040)	(793)
Accounts payable	2,003	2,895
Accrued expenses	618	783
Net assets of discontinued operations	(929)	664
Other assets and liabilities	853	90

Net cash provided by operating activities	2,127	1,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(487)	(46)
Net investing activities of discontinued operations	(4)	(149)

Net cash used in investing activities	(491)	(195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	—	186
Repayments of borrowings	(2,289)	(973)
Proceeds from exercise of stock options and warrants	185	1
Common stock issued under employee stock purchase plan	39	50
Cash dividends paid	(40)	—
Payments under capital lease obligations	(11)	(21)
Net financing activities of discontinued operations	(43)	(221)

Net cash used in financing activities	(2,159)	(978)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(523)	77

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,666	655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,143	$ 732

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 1,244	$ 1,078
Cash paid for income taxes	$ —	$ —

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED TECHNICAL PRODUCTS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the “Company” or “ATP”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended
December 31, 2000.

2.  DISCONTINUED OPERATIONS

     On June 30, 2000, the Company adopted a formal plan to sell its Structural Core Materials segment, which consists of the operations of the Alcore and Alcore Brigantine S.A. subsidiaries. In March 2001, the Company announced that it had entered into a letter of intent for the sale of certain assets of Alcore and 100% of the stock of the Alcore Brigantine S.A. subsidiary (the “Transaction”). Consummation of the Transaction is subject to, among other things, satisfactory completion of due diligence by the purchaser, execution and delivery of a definitive purchase agreement and certain third party approvals. The Company anticipates the Transaction will be closed during the second quarter of 2001.

     Assets and liabilities of the Structural Core Materials segment to be disposed of consisted of the following at March 30, 2001 and December 31, 2000 (in thousands):

	March 30, 2001	December 31, 2000
Cash	$ 293	$ 68
Accounts receivable	2,313	2,764
Inventories	5,171	4,575
Prepaid expenses	67	56
Property, plant and equipment	11,569	12,053
Other noncurrent assets	5,123	5,213
Accounts payable	(1,044)	(1,275)
Accrued expenses	(282)	(456)
Long-term debt	(1,253)	(1,146)
Capital lease obligations	(1,214)	(1,364)
Reserve for loss on disposal of segment	(12,796)	(13,517)

Net assets to be disposed of	$ 7,947	$ 6,971

     Net assets to be disposed of have been separately classified in the accompanying Condensed Consolidated Balance Sheets.

     Operating results of the Structural Core Materials segment for all periods reported are shown separately as results from discontinued operations in the accompanying Condensed Consolidated Financial Statements. Net revenues of the Structural Core Materials segment were approximately $6.5 million and $5.3 million for the quarters ended March 30, 2001 and March 31, 2000, respectively. These amounts are not included in revenues in the accompanying Condensed Consolidated Statements of Operations. In addition, operating results for the quarter ended March 31, 2000 have been restated to show results of the Structural Core Materials segment separately.

3. INVENTORIES

     Inventories at March 30, 2001 and December 31, 2000 consisted of the following (in thousands):

	March 30, 2001	Dec. 31, 2000
Finished goods	$ 1,653	$ 1,281
Work in process	29,288	29,555
Raw materials	17,460	13,560
Progress payments	(4,619)	(1,654)

Total inventories	$ 43,782	$ 42,742

4.  DEBT

Debt is summarized as follows (in thousands):

	March 30, 2001	Dec. 31, 2000
Short-term debt:
Revolving loans	$20,489	$21,799
Current portion of long-term debt	5,643	5,698

	$26,132	$27,497

Long-term debt:
Term loans	$15,942	$16,635
Equipment loans	2,238	2,448
Subordinated debt, net of unamortized loan
discount	5,486	5,373
Bonds payable	1,945	2,000
Other long-term debt	591	612

Total long-term debt	26,202	27,068
Less current portion	5,643	5,698

Long-term debt, net of current portion	$20,559	$21,370

Revolving, Term and Equipment Loans

     On October 10, 2000, the Company entered into a new financing agreement with its primary lender. At March 30, 2001, the Company’s credit facility with this lending institution totaled $45.1 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) a $15.9 million term loan and (3) a $2.2 million capital equipment loan. As of March 30, 2001, the Company had approximately $4.5 million of unused borrowing availability on this credit facility, net of $2.1 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($1.4 million) and other items ($0.7 million).

     The revolving, term and equipment loans are secured by substantially all of the Company’s assets. The interest rates on the loans are set quarterly based on the Company’s performance against debt-to-earnings ratios specified in the loan agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution’s prime rate with rates on the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and rates on the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%.

     Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. The equipment loan is payable monthly based on a five-year amortization period. The credit facility matures on October 31, 2003.

Subordinated Debt

     On October 10, 2000, the Company entered into an agreement with a lender for a three year, $7,000,000 million loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable at maturity. The loan matures on October 31, 2003. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company’s common stock at an exercise price of $4.42 per share. The warrants are exercisable at any time prior to the fifth anniversary of the credit facility closing. Alternatively, at any time after 18 months from the closing, but prior to the expiration of the warrants, the lender may elect to require the Company to repurchase each warrant for an amount equal to 10% of ATP’s EBITDA (earnings before interest, taxes, depreciation and amortization) divided by 320,000 (the “Put Option”). The Put Option is subject to a maximum cap of $1,750,000. In the event of an exercise of the Put Option resulting in a repurchase price of $1,000,000 or greater, the Company has the right to satisfy up to 50% of the obligation by issuing a promissory note to the lender, with principal payments amortized evenly over 18 months. In addition, the Company has a call right in the event that the holders of the warrants initiate a demand registration or elect to exercise their piggyback registration rights in accordance with the agreement. The loan is secured by substantially all of the Company’s assets.

     The Company allocated the $7,000,000 proceeds from the loan to the subordinated debt ($5,250,000) and stock warrants ($1,750,000) based on their respective fair values. The fair value of the stock warrants is reflected as a debt discount and is being amortized as interest expense over the three year life of the debt using the interest method. The Company has included the value assigned to the stock warrants in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet at March 30, 2001.

Bonds Payable

     Bonds payable result from a financing agreement with the State of Maryland dated May 14, 1997 to provide $2.6 million in 15 year tax-exempt industrial development bonds bearing interest at a variable rate adjusted weekly to finance the purchase of the Belcamp, Maryland honeycomb manufacturing facility and an adjacent 3.2 acre parcel of land. The Company has entered into an interest rate swap agreement with a financial institution to fix the interest rate on the tax exempt bonds at 5.07% through 2012. The bonds require annual principal payments of $220,000 for 2001 through 2004 and $140,000 for 2005 through 2012, and are secured by a letter of credit agreement between the Company and a bank. On May 12, 2000, the letter of credit agreement was amended for a period extending to May 15, 2001. As a condition of the amended agreement, ATP delivered collateral to the bank in the form of qualified investment securities as defined with a value of $100,000 as of the date of execution of the amendment. Additional collateral in $150,000 increments was delivered on or before each of July 1, August 1, September 1, and October 1, 2000. The Company is subject to several financial and nonfinancial covenants under this financing agreement. At March 30, 2001, the Company was in violation of a financial covenant. It is anticipated that the lender will waive this and future violations, which are expected by the Company during 2001. However, since such future waivers are not assured, the Company has classified the total amount of the bonds as current at March 30, 2001. On March 16, 2001 the letter of credit agreement was extended to August 16, 2001.

     In January 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which required the Company to record derivative financial instruments at fair value. The adoption of SFAS 133 had no material impact upon adoption or on the results of operations for the quarter ended March 30, 2001.

5.  EARNINGS PER SHARE

Earnings per share (“EPS”) are calculated as follows (in thousands):

	March 30, 2001	March 31, 2000
Income from continuing operations	$ 1,571	$ 1,721
Less: preferred stock dividends accrued	(20)	(20)

Income from continuing operations available
for common shares	$ 1,551	$ 1,701

Loss from discontinued operations	$ —	$(1,614)

Net income	$ 1,571	$ 107
Less: preferred stock dividends accrued	(20)	(20)

Net income available for common shares	$ 1,551	$ 87

Weighted average number of common shares
outstanding:
–Basic	5,443	5,311
Add: assumed stock conversions, net of
assumed treasury stock purchases:
–stock options	303	158
–stock warrants	113	31

–Diluted	5,859	5,500

9

6.  SEGMENT REPORTING

Segment financial information is summarized as follows (in thousands):

	Quarter Ended
	March 30, 2001	March 31, 2000
Revenues (all from external customers):
Aerospace and Defense	37,099	33,216
Commercial Composites	3,087	5,384
Other operating segments	2,156	2,759

Total	$ 42,342	$ 41,359

Operating income (loss):
Aerospace and Defense	$ 3,638	$ 2,461
Commercial Composites	990	1,538
Other operating segments	(75)	241
Corporate	(699)	(680)

Total	$ 3,854	$ 3,560

7.  COMPREHENSIVE INCOME

     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires the reporting of other comprehensive income in addition to net income from operations. The Company’s other comprehensive loss for the quarters ended March 30, 2001 and March 31, 2000 consisted of foreign currency translation adjustments totaling $86,000 and $37,000, respectively. Comprehensive income totaled $1,485,000 and $70,000 for the quarters ended March 30, 2001 and March 31, 2000, respectively.

8.  CONTINGENCIES

     On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation (“NYSDEC”), sent a letter to the Company, claiming that Lunn is a potentially responsible party (“PRP”) with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act for NYSDEC’s response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 13 PRPs identified for the Babylon Landfill. NYSDEC documents indicate that Lunn did transmit waste to the Babylon Landfill, although it is currently unclear to what extent Lunn contributed to contamination of the landfill. Accordingly, the Company cannot at present determine the extent of its liability, if any. The Company has not recorded any liability for the contingency as of March 30, 2001.

     During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court – District of Maryland as part of a governmental investigation. Additionally, the Company has been notified of an investigation by the United States Securities and Exchange Commission regarding these matters. The Company and management are cooperating fully with these investigations. The outcomes of these investigations are uncertain at this time.

     The Company and certain of its officers and directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. During January 2001, the lawsuits were consolidated and an amended complaint was filed. The lawsuit asserts securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company’s 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuit purports to be brought on behalf of a class consisting of all persons who purchased the Company’s common stock in the period from April 1998 through April 2000. The Company intends to defend itself vigorously. It is not possible to predict the impact that these lawsuits may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is possible that the present or future lawsuits, and any investigations or proceedings arising out of the same or related facts, depending on their outcome, could have a material adverse impact on the Company’s financial condition or results of operations in one or more future periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

Discontinued Operations

     On June 30, 2000, the Company adopted a formal plan to sell its Structural Core Materials segment, which consists of the operations of the Alcore, Inc. and Alcore Brigantine S.A. subsidiaries. Operating results of the Structural Core Materials segment are shown separately as a discontinued operation in the accompanying Condensed Consolidated Financial Statements. See Note 2 of the Condensed Consolidated Financial Statements of the Company.

Results of Operations

Quarter Ended March 30, 2001 Compared with the Quarter Ended March 31, 2000

     Revenues for the quarter ended March 30, 2001 increased $1.0 million compared to the quarter ended
March 31, 2000, or 2.4%, from $41.3 million in 2000 to $42.3 million in 2001. The increase in revenues was primarily attributable to increased sales on Aerospace and Defense programs, including the Volcano launcher system and the Lightweight Camouflage Screen Systems (LCSS).

     Gross profit as a percentage of revenues was 22.3% in the first quarter of 2001, compared to 21.9% in the first quarter of 2000. The increase was primarily attributable to improved profitability resulting from a more favorable mix of sales.

     General and administrative expenses for the first quarter of 2001 totaled $5.6 million, compared to $5.5 million in the first quarter of 2000. As a percentage of revenues, general and administrative expenses decreased from 13.3% in 2000 to 13.2% in 2001. The reduction of general and administrative expenses as a percentage of revenues is primarily attributable to the increased revenues in 2001.

     Operating income was $3.9 million, or 9.1% of sales, for the first quarter of 2001, compared to $3.6 million, or 8.6% of sales, for the first quarter of 2000. The increased operating income results from the combination of increased revenues and gross profits and relatively flat general and administrative expenses.

     Interest expense in 2001 increased $218,000 for the first quarter, from $761,000 in 2000 to $979,000 in 2001, primarily the result of higher interest rates in effect during 2001 compared to the same period of 2000.

     Other expense consists of certain legal and other costs incurred in connection with the Company’s governmental investigations relating to Alcore and a class action shareholder lawsuit.

     Income taxes decreased $95,000 for the quarter, reflecting the relative change in income before taxes. The effective income tax rate for continuing operations was 38.5% for all periods reported.

     Total loss from discontinued operations decreased $1.6 million for the first quarter of 2001 compared to the first quarter of 2000. Operating losses incurred by the Structural Core Materials segment during the first quarter of 2001 were charged to the Company’s reserve for loss on disposal of segment recorded as of December 31, 2000. As a result, there was no loss from discontinued operations reflected on the Company’s Condensed Consolidated Statement of Operations in 2001.

Financial Condition and Liquidity

     Cash flow provided by operations was $2.1 million for the first quarter of 2001 compared to $1.2 million for the same period in 2000. Working capital, excluding short-term debt balances, decreased $1.3 million in the first quarter of 2001 to $50.9 million. Changes in working capital during the quarter ended March 30, 2001 included: (i) an increase of $1.8 million in accounts receivable, resulting primarily from an increase in revenues in the last month of the quarter, (ii) an increase of $2.6 million in accounts payable and accrued expenses, reflecting an increase in payments in advance from certain customers on long-term contracts and increased inventory levels, (3) an increase of $1.0 million in inventories, reflecting generally higher business activity levels, (4) a decrease of $0.8 million in prepaid income taxes resulting from the application of prior year prepaid tax balances to satisfy tax liabilities generated by income earned in 2001 and (5) a decrease of $0.7 million in other working capital components. Net cash used in investing activities totaled $0.5 million in the first quarter of 2001 and resulted exclusively from capital expenditures.

     The Company’s primary loan agreement includes a total credit facility of $45.1 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) a $15.9 million term loan and (3) a $2.2 million capital equipment loan. As of March 30, 2001, the Company had approximately $4.5 million of unused borrowing availability on this credit facility, net of $2.1 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($1.4 million) and other items ($0.7 million). The revolving, term and equipment loans are secured by substantially all of the Company’s assets. The interest rates on the loans are set quarterly based on the Company’s performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution’s prime rate with rates on the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and rates on the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. The equipment loan is payable monthly based on a five-year amortization period. The credit facility matures on October 31, 2003.

     On October 10, 2000, the Company entered into an agreement with a lender for a three year, $7,000,000 million loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable at maturity. The loan matures on October 31, 2003. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company’s common stock at an exercise price of $4.42 per share. The warrants are exercisable at any time prior to the fifth anniversary of the credit facility closing. Alternatively, at any time after 18 months from the closing, but prior to the expiration of the warrants, the lender may elect to require the Company to repurchase each warrant for an amount equal to 10% of ATP’s EBITDA (earnings before interest, taxes, depreciation and amortization) divided by 320,000 (the “Put Option”). The Put Option is subject to a maximum cap of $1,750,000. In the event of an exercise of the Put Option resulting in a repurchase price of $1,000,000 or greater, the Company has the right to satisfy up to 50% of the obligation by issuing a promissory note to the lender, with principal payments amortized evenly over 18 months. In addition, the Company has a call right in the event that the holders of the warrants initiate a demand registration or elect to exercise their piggyback registration rights in accordance with the agreement. The loan is secured by substantially all of the Company’s assets.

     At March 30, 2001, the Company’s backlog of orders and long-term contracts was approximately $561 million, compared to $559 million and $539 million at December 31, 2000 and March 31, 2000, respectively. The backlog includes firm released orders of approximately $175 million, $156 million and $133 million at March 30, 2001, December 31, 2000 and March 31, 2000, respectively.

     As discussed above, the Company has made capital expenditures totaling $0.5 million during the first quarter of 2001, which have been financed by increased borrowings under the revolving loan portion of the Company’s credit facility. The Company invested approximately $13.8 million in capital equipment and facility improvements during the two-year period ending December 31, 1999. These investments were made primarily in support of several new long-term aerospace and defense contracts that are now in full production, and facility and equipment upgrades relating to NGV tank production. As a result, management believes that future short-term capital spending requirements will be limited to a normal sustaining maintenance level plus a relatively low amount of expenditures that will be cost justified by anticipated incremental program revenues. However, the Company will consider other future capital expenditure investments beyond the maintenance level when such investments are deemed to be strategic or critical to the Company’s growth.

     The Company also anticipates its plan to sell its Structural Core Materials segment will generate additional future cash proceeds. The Company presently anticipates disposal of the segment during the second quarter of 2001. See Note 2 to the Condensed Consolidated Financial Statements of the Company.

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

Recent Accounting Pronouncements

     The Company adopted the provisions of SFAS No. 133 effective beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of the variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. The adoption of this standard had no material impact upon adoption or on the results of operations for the quarter ended March 30, 2001.

Forward Looking Statements – Cautionary Factors

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that do not state historical fact and are inherently subject to risk and uncertainties. The forward-looking statements contained herein include, without limitation, statements about the Company’s expectations, beliefs, intentions, or strategies regarding the future, and are based on current expectations and information available to the Company. Such forward-looking statements entail various risks and uncertainties which could cause actual results to differ materially from those projected in such forward-looking statements. Such risks and uncertainties, which can cause actual results to differ materially from those described herein, include the risks and uncertainties associated with the pending governmental investigations and litigation involving the Company. For additional information identifying such risks and uncertainties, see the Company’s 2000 Annual Report on Form 10-K (Item 7, under the heading “Factors Affecting Future Operating Results”).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates primarily relating to its $45.1 million credit facility. However, the carrying value of borrowings under the credit facility generally approximate fair value due to the variable rate nature of such borrowings. The interest rates are set quarterly based on the Company’s performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution’s prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. At March 30, 2001, the Company had $38.7 million outstanding under the credit facility at a weighted-average interest rate of 8.42%.

     In addition, the Company has $1,945,000 of bonds payable at March 30, 2001 for which it has entered an interest rate swap agreement with a financial institution to fix the interest rate at 5.07% through the year 2012. In January 2001, the Company adopted SFAS 133, which required the Company to record derivative financial instruments at fair value. The adoption of SFAS 133 had no material impact upon adoption or on the results of operations for the quarter ended March 30, 2001.

     The Company has not entered into transactions which subject it to material foreign currency transaction gains and losses.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

     On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation (“NYSDEC”), sent a letter to the Company, claiming that Lunn is a potentially responsible party (“PRP”) with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for NYSDEC’s response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 13 PRPs identified for the Babylon Landfill. NYSDEC documents indicate that Lunn did transmit waste to the Babylon Landfill, although it is currently unclear to what extent Lunn contributed to contamination of the landfill. As a PRP, the Company may be required to pay a portion of the costs of evaluation and cleanup of this site. Lawsuits and claims involving additional environmental matters may arise from time to time. The New York Attorney General’s investigation of the inactive CERCLA site in Babylon, New York is in a preliminary stage, and as a result, management has based its assessment of potential liability and remediation costs on currently available facts, the number of PRPs identified, documentation available, currently anticipated and reasonably identifiable remediation costs, existing technology, presently enacted laws and regulations and other factors. While the Company may have rights of contribution or reimbursement under insurance policies, such issues are not factors in management’s estimation of liability. The Company cannot presently determine the extent of its liability, if any, however, based on the foregoing factors, management believes that it is unlikely that the identified matter at the inactive Babylon, New York site will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company has not recorded any liability for the contingency as of March 30, 2001.

     During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court – District of Maryland as part of a governmental investigation. Additionally, the Company has been notified of an investigation by the United States Securities and Exchange Commission regarding these matters. The Company and management are cooperating fully with these investigations. The outcomes of these investigations are uncertain at this time.

     The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. During January 2001, the lawsuits were consolidated and an amended complaint was filed. The lawsuit asserts securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company’s 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuit purports to be brought on behalf of a class consisting of all persons who purchased the Company’s common stock in the period from April 1998 through April 2000. The Company intends to defend itself vigorously. It is not possible to predict the impact that these lawsuits may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is possible that the present or any future lawsuits, and any investigations or proceedings arising out of the same or related facts, depending on their outcomes, could have a material adverse impact on the Company’s financial condition or results of operations in one or more future periods. The Company has not recorded any liability for these lawsuits as of March 30, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Not applicable.

(b)	Reports on Form 8-K.

Not applicable.

17

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED TECHNICAL PRODUCTS, INC.
(Registrant)

Dated: May 11, 2001	By: /S/ James P. Hobt ——————————————
James P. Hobt, Chief Financial and Accounting Officer,
Treasurer and Secretary

18