Form 10-Q
period 2001-07-29
ADVANCED TECHNICAL PRODUCTS INC
filed 2001-07-30
CIK 60911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 29, 2001

                                       OR


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


--------------------------------------------------------------------------------
                 (Former Address, if Changed Since Last Report)


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES [X]                      NO [ ]


The aggregate number of shares of Common Stock outstanding as of July 27, 2001 was 5,474,928.

                        ADVANCED TECHNICAL PRODUCTS, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).....................................3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Discontinued Operations.............................................12
          Results of Operations...............................................12
          Financial Condition and Liquidity...................................13
          Recent Accounting Pronouncements....................................15
          Forward Looking Statements - Cautionary Factors.....................16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................17

Item 2.   Changes in Securities and Use of Proceeds...........................18

Item 3.   Defaults Upon Senior Securities.....................................18

Item 4.   Submission of Matters to a Vote of Security Holders.................18

Item 5.   Other Information...................................................19

Item 6.   Exhibits and Reports on Form 8-K....................................19

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 29, 2001 AND DECEMBER 31, 2000

          (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                         June 29,     December 31,
                                 ASSETS                                    2001          2000
                                                                        ---------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                                           $   3,073       $  1,666
    Accounts receivable (net of allowance for doubtful
        accounts of $351 and $455 at June 29, 2001 and
        December 31, 2000, respectively)                                   25,442         25,811
    Inventories and costs relating to long-term contracts
        and programs in process, net of progress payments                  48,489         42,742
    Prepaid income taxes                                                     --            1,251
    Deferred income taxes                                                   3,284          3,284
    Other current assets                                                    1,895          1,252
                                                                        ---------       --------
                        Total current assets                               82,183         76,006
                                                                        ---------       --------

NONCURRENT ASSETS:
   Property, plant and equipment                                           21,085         19,932
   Less-accumulated depreciation                                          (12,215)       (10,931)
                                                                        ---------       --------
                        Net property, plant and equipment                   8,870          9,001
                                                                        ---------       --------

  Deferred income taxes                                                     2,819          2,819
  Net assets of discontinued operations                                     2,218          6,971
  Other noncurrent assets                                                   4,141          3,509
                                                                        ---------       --------
                        Total assets                                    $ 100,231       $ 98,306
                                                                        =========       ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                    $  17,732       $ 13,259
    Accrued expenses                                                        9,966         10,529
    Short-term debt                                                        25,032         27,497
    Current portion of capital lease obligations                               40             41
                                                                        ---------       --------
                        Total current liabilities                          52,770         51,326

LONG-TERM LIABILITIES:
    Long-term debt, net of current portion                                 17,984         21,370
    Capital lease obligations, net of current portion                          10             30
    Other liabilities                                                       4,253          4,253
                                                                        ---------       --------
                        Total liabilities                                  75,017         76,979

Mandatorily redeemable preferred stock, $1.00 par value,
    1,000,000 shares authorized, issued and outstanding;
    redemption amount of $1.00 per share                                    1,000          1,000

SHAREHOLDERS' EQUITY:
    Preferred stock, undesignated, 1,000,000 shares authorized,
        no shares issued and outstanding                                     --             --
    Common stock, $.01 par value, 30,000,000 shares authorized,
        5,467,661 shares and 5,375,822 shares issued and
        outstanding  as of June 29, 2001 and
        December 31, 2000, respectively
                                                                               55             54
    Additional paid-in capital                                             17,432         17,151
    Retained earnings                                                       7,158          3,653
    Notes receivable from officers                                            (40)          (135)
    Accumulated other comprehensive loss                                     (391)          (396)
                                                                        ---------       --------
                        Total shareholders' equity                         24,214         20,327
                                                                        ---------       --------
                        Total liabilities and shareholders' equity      $ 100,231       $ 98,306
                                                                        =========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                              Six
                                                                                Quarter                      Months
                                                                                 Ended                       Ended
                                                                         ----------------------      ----------------------
                                                                         June 29,      June 30,      June 29,      June 30,
                                                                           2001          2000          2001          2000
                                                                         --------      --------      --------      --------

Revenues                                                                 $ 52,083      $ 44,709      $ 94,425      $ 86,068

Cost of revenues                                                           39,241        33,894        72,136        66,207


General and administrative expenses                                         6,150         7,480        11,743        12,966
                                                                         --------      --------      --------      --------
        Operating income                                                    6,692         3,335        10,546         6,895

Interest expense                                                              813           791         1,792         1,552
Other expense                                                                 427          --             748          --
                                                                         --------      --------      --------      --------
        Income before income tax expense                                    5,452         2,544         8,006         5,343
Income tax expense                                                          2,099           979         3,082         2,057
                                                                         --------      --------      --------      --------
        Income from continuing operations                                   3,353         1,565         4,924         3,286


Discontinued operations:
        Loss from operations of segment to be disposed of                    --            (708)         --          (2,322)
        Provision for loss on disposal of business segment,
            including operating losses during the phase-out period         (1,379)         (704)       (1,379)         (704)
                                                                         --------      --------      --------      --------
        Loss from discontinued operations (net of income tax benefit)      (1,379)       (1,412)       (1,379)       (3,026)
                                                                         --------      --------      --------      --------
Net income                                                               $  1,974      $    153      $  3,545      $    260
                                                                         ========      ========      ========      ========


Net income per share:
        Basic:    Income from continuing operations                      $   0.61      $   0.29      $   0.90      $   0.61
                  Loss from discontinued operations                         (0.25)        (0.27)        (0.26)        (0.57)
                                                                         --------      --------      --------      --------
                  Net income                                             $   0.36      $   0.02      $   0.64      $   0.04
                                                                         ========      ========      ========      ========

        Diluted:  Income from continuing operations                      $   0.56      $   0.28      $   0.83      $   0.59

                  Loss from discontinued operations                         (0.23)        (0.26)        (0.23)        (0.55)
                                                                         --------      --------      --------      --------
                  Net income                                             $   0.33      $   0.02      $   0.60      $   0.04
                                                                         ========      ========      ========      ========

Weighted average number of common and common
     equivalent shares outstanding:
        Basic                                                               5,466         5,326         5,454         5,319
                                                                         ========      ========      ========      ========
        Diluted                                                             5,912         5,465         5,886         5,482
                                                                         ========      ========      ========      ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000

                            (UNAUDITED, IN THOUSANDS)


                                                                               2001          2000
                                                                              -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $ 3,545       $   260
    Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                         1,401         1,492
          Other non-cash charges                                                  246          --
          Changes in operating assets and liabilities:
              Accounts receivable                                                 369        (4,672)
              Inventories                                                      (5,747)       (2,230)
              Accounts payable                                                  4,473         2,503
              Accrued expenses                                                   (563)        2,660
              Net assets of discontinued operations                               182         2,556
              Other assets and liabilities                                      1,113            62
                                                                              -------       -------
                   Net cash provided by operating activities
                                                                                5,019         2,631
                                                                              -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                       (1,153)         (118)
    Proceeds from disposal of structural core materials segment
                                                                                3,587          --

    Net investing activities of discontinued operations                            31          (305)
                                                                              -------       -------
                   Net cash provided by (used in) investing activities
                                                                                2,465          (423)
                                                                              -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of borrowings                                                       --             385
    Repayments of borrowings                                                   (6,097)       (1,806)
    Proceeds from exercise of stock options and warrants                          189             2
    Common stock issued under employee stock purchase plan                         93           103
    Proceeds from repayment of officer loans                                       95          --
    Cash dividends paid                                                           (40)         --
    Payments under capital lease obligations                                      (20)          (41)
    Net financing activities of discontinued operations                          (297)         (217)
                                                                              -------       -------
                   Net cash used in financing activities
                                                                               (6,077)       (1,574)
                                                                              -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       1,407           634

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,666           547
                                                                              -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 3,073       $ 1,181
                                                                              =======       =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid for interest                                              $ 2,206       $ 2,122
          Cash paid for income taxes                                          $   139       $  --


     See accompanying Notes to Condensed Consolidated Financial Statements.

                        ADVANCED TECHNICAL PRODUCTS, INC.
                                AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the "Company" or "ATP") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

2. DISCONTINUED OPERATIONS

     On June 30, 2000, the Company adopted a formal plan to sell its Structural Core Materials segment, which consisted of the operations of the Alcore and Alcore Brigantine S.A. subsidiaries. On June 14, 2001, the Company completed the sale of certain assets of Alcore and 100% of the stock of the Alcore Brigantine S.A. subsidiary (the "Transaction") to a subsidiary of the M.C. Gill Corporation. The Alcore assets sold consisted primarily of inventories and property and equipment. The selling price was approximately $5.0 million in the form of cash and a promissory note. Excluded from the Transaction were accounts receivable, the Belcamp, Maryland manufacturing facility and substantially all the liabilities of Alcore. The Company plans on selling the Belcamp facility following a transition period after closing the Transaction and evacuation by the buyer of the Alcore operations. During the second quarter of 2001, an after tax charge of $1.4 million was recorded as a loss from discontinued operations to reflect the amount by which actual operating losses of Alcore exceeded previous estimates, and revisions of the final selling price of assets sold and the estimated proceeds of the retained assets of Alcore that are in the process of being liquidated.

     The remaining net assets of discontinued operations at June 29, 2001 following the Transaction consist of the Belcamp manufacturing facility, a receivable relating to Alcore Brigantine S.A. and certain liabilities relating to discontinued operations. Net assets to be disposed of have been separately classified in the accompanying Condensed Consolidated Balance Sheets.

     Operating results of the Structural Core Materials segment for all periods reported are shown separately as results from discontinued operations in the accompanying Condensed Consolidated Financial Statements. Net revenues of the Structural Core Materials segment were approximately $4.2 million and $5.3 million for the quarters ending June 29, 2001 and June 30, 2000, respectively, and $10.7 million and $11.1 million for the six months ending June 29, 2001 and June 30, 2000, respectively. These amounts are not included in revenues in the accompanying Condensed Consolidated Statements of Operations.

3. INVENTORIES

     Inventories at June 29, 2001 and December 31, 2000 consisted of the following (in thousands):

                                               June 29,      Dec. 31,
                                                 2001          2000
                                               --------      --------

          Finished goods                       $  1,257      $  1,281
          Work in process                        32,009        29,555
          Raw materials                          18,680        13,560
          Progress payments                      (3,457)       (1,654)
                                               --------      --------
                    Total inventories          $ 48,489      $ 42,742
                                               ========      ========


4.  DEBT

     Debt is summarized as follows (in thousands):

                                                         June 29,   Dec. 31,
                                                           2001       2000
                                                         --------   --------
     Short-term debt:
           Revolving loans                                $19,530   $21,799
           Current portion of long-term debt                5,502     5,698
                                                          -------   -------
                                                          $25,032   $27,497
                                                          =======   =======
     Long-term debt:
           Term loans                                     $13,949   $16,635
           Equipment loans                                  2,028     2,448
           Subordinated debt, net of  unamortized loan
                 discount                                   5,619     5,373
           Bonds payable                                    1,890     2,000
                Other long-term debt                         --         612
                                                          -------   -------
                Total long-term debt                       23,486    27,068
           Less current portion                             5,502     5,698
                                                          -------   -------
                Long-term debt, net of current portion    $17,984   $21,370
                                                          =======   =======

Revolving, Term and Equipment Loans

     On October 10, 2000, the Company entered into a new financing agreement with its primary lender. At June 29, 2001, the Company's credit facility with this lending institution totaled $43.0 million consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) a $14.0 million term loan and (iii) a $2.0 million capital equipment loan. As of June 29, 2001, the Company had approximately $7.5 million of unused borrowing availability on this credit facility, net of $1.4 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($0.9 million) and other items ($0.5 million).

     The revolving, term and equipment loans are secured by substantially all of the Company's assets. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the loan agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with rates on the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and rates on the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%.

     Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. The equipment loan is payable monthly based on a five-year amortization period. In accordance with the financing agreement, the Company used part of the proceeds received from the sale of certain assets of its discontinued operations on June 14, 2001 (see Note
2) to make a one-time principal repayment of $1.3 million on the term loan. The credit facility matures on October 31, 2003.

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

     The Company allocated the $7,000,000 proceeds from the loan to the subordinated debt ($5,250,000) and stock warrants ($1,750,000) based on their respective fair values. The fair value of the stock warrants is reflected as a debt discount and is being amortized as interest expense over the three year life of the debt using the interest method. The Company has included the value assigned to the stock warrants in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet at June 29, 2001.

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

     During June 2001, the Company initiated action to call the bonds for full redemption on August 1, 2001 pursuant to the optional redemption provisions of the financing agreement. In connection with the redemption, the Company delivered an additional $1,450,000 of qualified investment collateral to the bank on June 15, 2001. The Company has classified the total amount of the bonds as current at June 29, 2001.

Other Long-Term Debt

     On July 7, 1997, in conjunction with the tax exempt bond financing, the Company entered into a ten-year $810,000 Maryland Industrial and Commercial Redevelopment Fund loan agreement with interest set at a fixed rate of 5.1% annually, plus a five-year $60,000 loan from Harford County, Maryland with interest set at a fixed rate of 5.5%. The outstanding balances of the loans were paid off in full on June 15, 2001 using part of the proceeds received from the sale of certain assets of its discontinued operations on June 14, 2001 (see Note
2).

     In January 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which required the Company to record derivative financial instruments at fair value. The adoption of SFAS 133 had no material impact upon adoption or on the results of operations for the quarter and six months ended June 29, 2001.

5. EARNINGS PER SHARE

     Earnings per share are calculated as follows (in thousands):


                                                                                           Six
                                                               Quarter                    Months
                                                                Ended                     Ended
                                                         ---------------------     ---------------------
                                                         June 29,     June 30,     June 29,     June 30,
                                                           2001         2000         2001         2000
                                                         --------     --------     --------     --------
Income from continuing operations                        $ 3,353      $ 1,565      $ 4,924      $ 3,286
Less:  preferred stock dividends accrued
                                                             (20)         (20)         (40)         (40)
                                                         -------      -------      -------      -------
Income from continuing operations available
     for common shares                                   $ 3,333      $ 1,545      $ 4,884      $ 3,246
                                                         =======      =======      =======      =======


Loss from discontinued operations                        $(1,379)     $(1,412)     $(1,379)     $(3,026)
                                                         =======      =======      =======      =======


Net income                                               $ 1,974      $   153      $ 3,545      $   260
Less:  preferred stock dividends accrued
                                                             (20)         (20)         (40)         (40)
                                                         -------      -------      -------      -------
Net income available for common shares                   $ 1,954      $   133      $ 3,505      $   220
                                                         =======      =======      =======      =======


Weighted average number of common shares outstanding:
          -Basic                                           5,466        5,326        5,454        5,319
           Add: assumed stock conversions, net of
           assumed treasury stock purchases:

                --stock options                              313          131          309          144

                --stock warrants                             133            8          123           19
                                                         -------      -------      -------      -------
          -Diluted                                         5,912        5,465        5,886        5,482
                                                         =======      =======      =======      =======

6. SEGMENT REPORTING

     Segment financial information is summarized as follows (in thousands):


                                                                                   Six
                                                    Quarter                       Months
                                                     Ended                        Ended
                                            -----------------------     ----------------------------
                                            June 29,       June 30,       June 29,       June 30,
                                              2001           2000           2001           2000
                                            --------       --------       --------       --------

Revenues (all from external customers):
    Aerospace and Defense                   $ 44,479       $ 36,310       $ 81,578       $ 69,526
    Commercial Composites                      5,368          6,044          8,455         11,428
    Other operating segments                   2,236          2,355          4,392          5,114
                                            --------       --------       --------       --------
              Total                         $ 52,083       $ 44,709       $ 94,425       $ 86,068
                                            ========       ========       ========       ========

Operating income (loss):
    Aerospace and Defense                   $  5,598       $  3,090       $  9,236       $  5,550
    Commercial Composites                      1,777          2,263          2,767          3,801
    Other operating segments                     (73)            69           (148)           310
    Corporate                                   (610)        (2,087)        (1,309)        (2,766)
                                            --------       --------       --------       --------
              Total                         $  6,692       $  3,335       $ 10,546       $  6,895
                                            ========       ========       ========       ========


7. COMPREHENSIVE INCOME

     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires the reporting of other comprehensive income in addition to net income from operations. Comprehensive income is summarized as follows (in thousands):


                                                                                    Six
                                                         Quarter                   Months
                                                          Ended                    Ended
                                                 ---------------------    ----------------------
                                                 June 29,     June 30,    June 29,      June 30,
                                                   2001         2000        2001          2000
                                                 --------     --------    --------      --------

Net income                                       $ 1,974       $ 153       $ 3,545       $ 260

Other comprehensive income (loss):
    Foreign currency translation adjustment
                                                      91          (2)            5         (39)

                                                 -------       -----       -------       -----
Comprehensive income                             $ 2,065       $ 151       $ 3,550       $ 221
                                                 =======       =====       =======       =====


8. CONTINGENCIES

     On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation ("NYSDEC"), sent a letter to the Company, claiming that the Company's Lunn Industries division ("Lunn") is a potentially responsible party ("PRP") with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act for NYSDEC's response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 13 PRPs identified for the Babylon Landfill. NYSDEC documents indicate that Lunn did transmit waste to the Babylon Landfill, although it is currently unclear to what extent Lunn contributed to contamination of the landfill.

Accordingly, the Company cannot at present determine the extent of its liability, if any. The Company has not recorded any liability for the contingency as of June 29, 2001.

     During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court - District of Maryland as part of a governmental investigation. Additionally, in January 2000, the Company was notified of an investigation by the United States Securities and Exchange Commission ("SEC") regarding these matters. The Company and management are cooperating fully with these investigations.

     On July 23, 2001, the United States Attorney for the District of Maryland unsealed a criminal indictment against Alcore's former CEO, alleging that he engaged in securities fraud and other offenses. A criminal information was also filed by the United States Attorney against Alcore's former chief financial officer, charging him with conspiracy to make false statements. Simultaneously, the SEC filed a civil complaint against the two individuals, alleging securities fraud and other offenses. Both of these individuals were terminated by the Company in March 2000. Alcore was sold by the Company in June 2001. The Company retained Alcore's liabilities, including any liabilities associated with the Government's investigations. Neither the Company nor Alcore was named as a defendant in the proceedings brought against the two individuals by the U.S. Attorney and the SEC.

     In June 2001, the Company was notified by the SEC staff that it is evaluating whether to recommend that the SEC bring an action against the Company and members of its management for violations of the antifraud and other provisions of the federal securities laws. In July 2001, the Company, a former Chairman and CEO of the Company and a current director of the Company, and the current CEO and a director of the Company, each made so-called "Wells submissions" to the SEC stating why they believe that they should not be charged with violations of the federal securities laws. The outcome of the SEC's investigation of the Company is uncertain at this time. Based on information currently available, however, the Company believes that the SEC's investigation will not have a material adverse impact on its financial position or future results of operations.

     The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. During January 2001, the lawsuits were consolidated and an amended complaint was filed. The lawsuit asserts securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company's 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuit purports to be brought on behalf of a class consisting of all persons who purchased the Company's common stock in the period from April 1998 through April 2000. The Company intends to defend itself vigorously. It is not possible to predict the impact that these lawsuits may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is possible that the present or any future lawsuits, and any investigations or proceedings arising out of the same or related facts, depending on their outcomes, could have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. The Company has not recorded any liability for these lawsuits as of June 29, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

Discontinued Operations

     On June 30, 2000, the Company adopted a formal plan to sell its Structural Core Materials segment, which consisted of the operations of the Alcore, Inc. and Alcore Brigantine S.A. subsidiaries. Operating results of the Structural Core Materials segment are shown separately as a discontinued operation in the accompanying Condensed Consolidated Financial Statements. See Note 2 of the Condensed Consolidated Financial Statements of the Company.

Results of Operations

Quarter and Six Months Ended June 29, 2001 Compared with the Quarter and Six Months Ended June 30, 2000

     Revenues for the quarter ended June 29, 2001 increased $7.4 million compared to the quarter ended June 30, 2000, or 16.5%, from $44.7 million in 2000 to $52.1 million in 2001. Revenues for the six months ended June 29, 2001 increased $8.3 million over the six months ended June 30, 2000, or 9.7%, from $86.1 million in 2000 to $94.4 million in 2001. The increase in revenues was primarily attributable to increased sales on Aerospace and Defense programs, including the Joint Biological Point Detection System (JBPDS), the Lightweight Camouflage Screen Systems (LCSS) and the Volcano launcher system.

     Gross profit as a percentage of revenues was 24.7% in the second quarter of 2001, compared to 24.2% in the second quarter of 2000. The gross profit percentage for the first six months increased from 23.1% in 2000 to 23.6% in
2001. The increase was primarily attributable to improved profitability resulting from a more favorable mix of sales.

     General and administrative expenses decreased $1.3 million, or 17.8%, for the quarter and $1.2 million, or 9.4%, for the first six months of 2001 compared to 2000. As a percentage of revenues, general and administrative expenses decreased from 16.7% in 2000 to 11.8% in 2001 for the quarter, and from 15.1% in 2000 to 12.4% in 2001 for the six months. The decrease is primarily the result of non-recurring charges of $1.3 million recorded in the second quarter of 2000, including costs incurred in connection with the termination of a merger agreement and severance costs. The reduction of general and administrative expenses as a percentage of revenues is attributable to a combination of the reduced costs and the increased revenues in 2001 compared to 2000.

     Operating income was $6.7 million, or 12.8% of revenues, for the second quarter of 2001, compared to $3.3 million, or 7.5% of sales, for the second quarter of 2000. Operating income was $10.5 million, or 11.2% of revenues, for the first six months of 2001, compared to $6.9 million, or 8.0% of revenues, for the first six months of 2000. The higher operating income for 2001 compared to 2000 results partially from the non-recurring general and administrative costs of $1.3 million incurred in 2000 as discussed in the previous paragraph. Excluding these non-recurring charges, operating income increased $2.1 million for the quarter and $2.4 million for the six months of 2001 compared to 2000, primarily because of the combination of increased revenues and gross profits and relatively flat general and administrative expenses.

     Interest expense in 2001 increased $22,000 for the quarter and $240,000 for the six months, primarily the result of a higher total average interest rate in effect during 2001 compared to the same period of 2000.

     Other expense consists of certain legal and other costs incurred in connection with the Company's governmental investigations relating to Alcore and a class action shareholder lawsuit. Such expenses were initially incurred by the Company during the fourth quarter of 2000.

     Income taxes increased $1.1 million for the quarter and increased $1.0 million for the six months in 2001, reflecting the relative change in income before taxes. The effective income tax rate for continuing operations was 38.5% for all periods reported.

     Total loss from discontinued operations was substantially unchanged for the quarter and decreased $1.6 million for the first six months of 2001 compared to 2000. The second quarter of 2000 included a provision of $0.7 million for estimated future operating losses during the phase-out period of the Structural Core Materials segment. Operating losses incurred by the Structural Core Materials segment during 2001 were charged to the Company's reserve for loss on disposal of segment recorded as of December 31, 2000. During the second quarter of 2001, an after tax charge of $1.4 million was recorded as a loss from discontinued operations to reflect the amount by which actual operating losses of Alcore exceeded previous estimates, and revisions of the final selling price of assets sold and the estimated proceeds of the retained assets of Alcore that are in the process of being liquidated.

Financial Condition and Liquidity

     Cash flow provided by operations was $5.0 million for the first six months of 2001 compared to $2.6 million for the same period in 2000. Working capital, excluding short-term debt balances, increased $2.3 million in the first six months of 2001 to $54.4 million. Changes in working capital during the six months ended June 29, 2001 included: (i) an increase of $5.7 million in inventories, reflecting generally higher business activity levels, (ii) an increase of $4.5 million in accounts payable, reflecting an increase in payments in advance from certain customers on long-term contracts and increased inventory levels, (iii) an increase of $1.4 million in cash and cash equivalents, primarily the result of collateral payments made during 2001 in connection with a letter of credit agreement between the Company and a bank, (iv) a decrease of $1.3 million in prepaid income taxes resulting from the application of prior year prepaid tax balances to satisfy tax liabilities generated by income earned in 2001 and (v) an increase of $1.0 million in other working capital components. Net cash provided by investing activities totaled $2.5 million in the first six months of 2001, including $3.6 million of cash proceeds from the disposal of certain assets of the Company's discontinued Structural Core Materials business segment. Other investing activities consisted of capital expenditures totaling $1.1 million.

     The Company's primary loan agreement includes a total credit facility of $43.0 million consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) a $14.0 million term loan and
(iii) a $2.0 million capital equipment loan. As of June 29, 2001, the Company had approximately $7.5 million of unused borrowing availability on this credit facility, net of $1.4 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($0.9 million) and other items ($0.5 million). The revolving, term and equipment loans are secured by substantially all of the Company's assets. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the
London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with rates on the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and rates on the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. The equipment loan is payable monthly based on a five-year amortization period. In accordance with the financing agreement, the Company used part of the proceeds received from the sale of certain assets of its discontinued operations on June 14, 2001 (see Note 2 to the Condensed Consolidated Financial Statements) to make a one-time principal repayment of $1.3 million on the term loan. The credit facility matures on October 31, 2003.

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

     During June 2001, the Company initiated action to call its bonds payable resulting from a financing agreement with the State of Maryland dated May 14, 1997. The bonds were called for full redemption on August 1, 2001 pursuant to the optional redemption provisions of the financing agreement. In connection with the redemption, the Company delivered an additional $1,450,000 of qualified investment collateral to the bank on June 15, 2001. The redemption amount includes all of the outstanding bonds totaling $1.9 million in principal plus accrued interest

     During June 2001, the Company paid off all of the outstanding balances of its loans dated July 7, 1997 from the Maryland Industrial and Commercial Redevelopment Fund and Harford County, Maryland. The payments totaled approximately $0.6 million and were made using part of the proceeds received from the sale of certain assets of its discontinued operations on June 14, 2001.

     During July 2001, the Company paid $1.0 million to complete the redemption of 1,000,000 shares of 8% mandatorily redeemable preferred stock. This transaction will be recorded in the third quarter financial statements. Following the redemption, the Company had no preferred stock outstanding.

     At June 29, 2001, the Company's backlog of orders and long-term contracts was approximately $579 million, compared to $559 million and $512 million at December 31, 2000 and June 30, 2000, respectively. The backlog includes firm released orders of approximately $186 million, $156 million and $135 million at June 29, 2001, December 31, 2000 and June 30, 2000, respectively. The increase in backlog reflects orders received for biological and chemical detection and protection systems and components on several advanced composites programs. The backlog at June 29, 2001 does not include a previously announced contract award of approximately $22 million to produce composite airframe parts for the U.S. Air Force F-22 Raptor fighter aircraft. Although the Company has been notified of the award by the customer, the contract will be included in backlog only upon formal receipt of the written contract document, which is expected during the third quarter of 2001. The Company anticipates orders to be booked during the third quarter of 2001 will further increase its total backlog to over $600 million.

     As discussed above, the Company has made capital expenditures totaling $1.1 million during the first six months of 2001, which have been financed by increased borrowings under the revolving loan portion of the Company's credit facility. The Company invested approximately $8.7 million, excluding Alcore, in capital equipment and facility improvements during the two-year period ending December 31, 1999. These investments were made primarily in support of several new long-term aerospace and defense contracts that are now in full production, and facility and equipment upgrades relating to NGV tank production. As a result, management believes that future short-term capital spending requirements will be limited to a normal sustaining maintenance level plus a relatively low amount of expenditures that will be cost justified by anticipated incremental program revenues. However, the Company will consider other future capital expenditure investments beyond the maintenance level when such investments are deemed to be strategic or critical to the Company's growth.

     As previously discussed, the Company received approximately $3.6 million of cash proceeds from the disposal of certain assets of the discontinued Structural Core Materials business segment on June 14, 2001. Among assets that were excluded from the Transaction was the Company's Belcamp, Maryland manufacturing facility. The Company plans on selling the Belcamp facility following a transition period after closing the Transaction and evacuation by the buyer of the Alcore operations. The Company presently anticipates disposal of the facility during the first half of 2002.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), which is effective for the Company beginning January 2002. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company does not anticipate there will be a material impact on the results of operations or financial position upon adoption of this standard.

Forward Looking Statements - Cautionary Factors

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that do not state historical fact and are inherently subject to risk and uncertainties. The forward-looking statements contained herein include, without limitation, statements about the Company's expectations, beliefs, intentions, or strategies regarding the future, and are based on current expectations and information available to the Company. Such forward-looking statements entail various risks and uncertainties which could cause actual results to differ materially from those projected in such forward-looking statements. Such risks and uncertainties, which can cause actual results to differ materially from those described herein, include the risks and uncertainties associated with the pending governmental investigations and litigation involving the Company. For additional information identifying such risks and uncertainties, see the Company's 2000 Annual Report on Form 10-K (Item 7, under the heading "Factors Affecting Future Operating Results").

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates primarily relating to its $43.0 million credit facility. However, the carrying value of borrowings under the credit facility generally approximate fair value due to the variable rate nature of such borrowings. The interest rates are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. At June 29, 2001, the Company had $35.5 million outstanding under the credit facility at a weighted-average interest rate of 6.29%.

     In addition, the Company has $1,890,000 of bonds payable at June 29, 2001 for which it has entered an interest rate swap agreement with a financial institution to fix the interest rate at 5.07% through the year 2012. In January 2001, the Company adopted SFAS 133, which required the Company to record derivative financial instruments at fair value. The adoption of SFAS 133 had no material impact upon adoption or on the results of operations for the quarter and six months ended June 29, 2001.

     The Company has not entered into transactions which subject it to material foreign currency transaction gains and losses.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

     On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation ("NYSDEC"), sent a letter to the Company, claiming that Company's Lunn Industries division ("Lunn") is a potentially responsible party ("PRP") with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for NYSDEC's response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 13 PRPs identified for the Babylon Landfill. NYSDEC documents indicate that Lunn did transmit waste to the Babylon Landfill, although it is currently unclear to what extent Lunn contributed to contamination of the landfill. As a PRP, the Company may be required to pay a portion of the costs of evaluation and cleanup of this site. Lawsuits and claims involving additional environmental matters may arise from time to time. The New York Attorney General's investigation of the inactive CERCLA site in Babylon, New York is in a preliminary stage, and as a result, management has based its assessment of potential liability and remediation costs on currently available facts, the number of PRPs identified, documentation available, currently anticipated and reasonably identifiable remediation costs, existing technology, presently enacted laws and regulations and other factors. While the Company may have rights of contribution or reimbursement under insurance policies, such issues are not factors in management's estimation of liability. The Company cannot presently determine the extent of its liability, if any, however, based on the foregoing factors, management believes that it is unlikely that the identified matter at the inactive Babylon, New York site will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The Company has not recorded any liability for the contingency as of June 29, 2001.

     During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court - District of Maryland as part of a governmental investigation. Additionally, in January 2000, the Company was notified of an investigation by the United States Securities and Exchange Commission ("SEC") regarding these matters. The Company and management are cooperating fully with these investigations.

     On July 23, 2001, the United States Attorney for the District of Maryland unsealed a criminal indictment against Edward Kiley, Alcore's former CEO, alleging that he engaged in securities fraud and other offenses. A criminal information was also filed by the United States Attorney against Richard Orzechowski, Alcore's former chief financial officer, charging him with conspiracy to make false statements. Simultaneously, the SEC filed a civil complaint against Messrs. Kiley and Orzechowski, alleging securities fraud and other offenses. Mr. Kiley and Mr. Orzechowski both were terminated by the Company in March 2000. Alcore was sold by the Company in June 2001. The Company retained Alcore's liabilities, including any liabilities associated with the Government's investigations. Neither the Company nor Alcore was named as a defendant in the proceedings brought against Mr. Kiley and Mr. Orzechowski by the U.S. Attorney and the SEC.

     In June 2001, the Company was notified by the SEC staff that it is evaluating whether to recommend that the SEC bring an action against the Company and members of its management for violations of the antifraud and other provisions of the federal securities laws. In July 2001, the Company, James Carter, a former Chairman and CEO of the Company and a current director of the Company, and Garrett Dominy, the current CEO and a director of the Company, each made so-called "Wells submissions" to the SEC stating why they believe that they should not be charged with violations of the federal securities laws. The outcome of the SEC's investigation of the Company is uncertain at this time. Based on information currently available, however, the Company believes that the SEC's investigation will not have a material adverse impact on its financial position or future results of operations.

     The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. During January 2001, the lawsuits were consolidated and an amended complaint was filed. The lawsuit asserts securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company's 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuit purports to be brought on behalf of a class consisting of all persons who purchased the Company's common stock in the period from April 1998 through April 2000. The Company intends to defend itself vigorously. It is not possible to predict the impact that these lawsuits may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is possible that the present or any future lawsuits, and any investigations or proceedings arising out of the same or related facts, depending on their outcomes, could have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. The Company has not recorded any liability for these lawsuits as of June 29, 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On May 10, 2001, at the Annual Meeting of the Company's shareholders, the Company's shareholders elected Messrs. Robert C. Sigrist, Lawrence E. Wesneski and General John H. Tilelli, Jr. as Class I Directors, and Alan W. Baldwin as a Class II Director. A total of 4,230,894, or 98.6% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of the election of Mr. Sigrist, and 58,659 withheld; 4,230,102, or 98.6% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of the election of Mr. Wesneski, and 59,451 withheld; 4,228,785, or 98.6% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of the election of Mr. Tilelli, and 60,768 withheld; and 4,093,894, or 95.4% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of the election of Mr. Baldwin, and 195,659 withheld.

     Messrs. Garrett L. Dominy's, Sam P. Douglass's and John M. Simon's terms of office as Class II Directors continued after the Annual Meeting. Messrs. James
S. Carter's, Gary L. Forbes's and General Johnnie E. Wilson's terms of office as Class III Directors continued after the Annual Meeting.

     At the Annual Meeting, the Company's shareholders also ratified the appointment of KPMG LLP as the Company's independent public accountants for 2001. A total of 4,287,918, or 99.9% of the shares of the Company's common stock present in person or represented by proxy at the Annual Meeting, voted in favor of ratification, 978 voted against ratification and 657 abstained.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Not applicable.

     (b)  Reports on Form 8-K.

          A current report on Form 8-K dated May 30, 2001 reporting under Item 2
          - Acquisition or Disposition of Assets was filed announcing on May 16, 2001, that the Company had signed a definitive purchase agreement with M.C. Gill Corporation.

          A current report on Form 8-K dated June 29, 2001 reporting under Item 2 - Acquisition or Disposition of Assets was filed announcing on June 15, 2001, that the Company had finalized the sale of certain assets of its Alcore, Inc. subsidiary and the common stock of Alcore, Inc.'s wholly owned French subsidiary, Alcore Brigantine to M.C. Gill Corporation.

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


                          ADVANCED TECHNICAL PRODUCTS, INC.
                          ---------------------------------
                                    (Registrant)


Dated:  July 30, 2001     By:  /S/ James P. Hobt
                              --------------------------------------------------
                          James P. Hobt, Chief Financial and Accounting Officer,
                          Treasurer and Secretary