Form 10-Q
period 2001-09-28
ADVANCED TECHNICAL PRODUCTS INC
filed 2001-11-09
CIK 60911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2001 OR

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

YES [X]	NO [_]

The aggregate number of shares of Common Stock outstanding as of November 8, 2001 was 5,839,238. 1

ADVANCED TECHNICAL PRODUCTS, INC.

INDEX

2

ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 28, 2001 AND DECEMBER 31, 2000

(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS	September 28, 2001	December 31, 2000

CURRENT ASSETS:
Cash and cash equivalents	$ 668	$ 1,666
Accounts receivable (net of allowance for doubtful accounts of $373 and $455 at
September 28, 2001 and December 31, 2000, respectively)	24,746	25,811
Inventories and costs relating to long-term contracts and programs in
process, net of progress payments	50,539	42,742
Prepaid income taxes	—	1,251
Deferred income taxes	3,284	3,284
Other current assets	1,977	1,252

Total current assets	81,214	76,006

NONCURRENT ASSETS:
Property, plant and equipment	22,142	19,932
Less-accumulated depreciation	(12,857)	(10,931)

Net property, plant and equipment	9,285	9,001

Deferred income taxes	2,819	2,819
Net assets of discontinued operations	2,734	6,971
Other noncurrent assets	4,082	3,509

Total assets	$ 100,134	$ 98,306

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 15,858	$ 13,259
Accrued expenses	12,007	10,529
Short-term debt	24,130	27,497
Current portion of capital lease obligations	37	41

Total current liabilities	52,032	51,326

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	17,217	21,370
Capital lease obligations, net of current portion	3	30
Other liabilities	4,253	4,253

Total liabilities	73,505	76,979

Mandatorily redeemable preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares
issued and outstanding as of September 28, 2001, 1,000,000 shares issued and outstanding	—	1,000
as of December 31, 2000
SHAREHOLDERS’ EQUITY:
Preferred stock, undesignated, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 5,548,398 shares and 5,375,822
shares issued and outstanding as of September 28, 2001 and December 31, 2000, respectively	55	54
Additional paid-in capital	17,902	17,151
Retained earnings	9,103	3,653
Notes receivable from officers	(40)	(135)
Accumulated other comprehensive loss	(391)	(396)

Total shareholders’ equity	26,629	20,327

Total liabilities and shareholders’ equity	$ 100,134	$ 98,306

See accompanying Notes to Condensed Consolidated Financial Statements.

3

ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Quarter Ended		Nine Months Ended
	Sept. 28, 2001	Sept. 29, 2000	Sept. 28, 2001	Sept. 29, 2000
Revenues	$43,603	$42,089	$ 138,028	$ 128,157

Cost of revenues	32,781	31,705	104,917	97,912

General and administrative expenses	6,089	5,988	17,832	18,954

Operating income	4,733	4,396	15,279	11,291

Interest expense	949	811	2,741	2,363

Other expense	614	—	1,362	—

Income before income tax expense	3,170	3,585	11,176	8,928

Income tax expense	1,221	1,376	4,303	3,433

Income from continuing operations	1,949	2,209	6,873	5,495

Discontinued operations:
Loss from operations of segment to be disposed of	—	—	—	(2,322)
Provision for loss on disposal of business segment,
including operating losses during the phase-out period	—	—	(1,379)	(704)

Loss from discontinued operations (net of income tax benefit)	—	—	(1,379)	(3,026)

Net income	$ 1,949	$ 2,209	$ 5,494	$ 2,469

Net income per share:
Basic: Income from continuing operations	$ 0.35	$ 0.41	$ 1.25	$ 1.02
Loss from discontinued operations	—	—	(0.25)	(0.57)

Net income	$ 0.35	$ 0.41	$ 1.00	$ 0.45

Diluted: Income from continuing operations	$ 0.32	$ 0.40	$ 1.15	$ 0.99
Loss from discontinued operations	—	—	(0.23)	(0.55)

Net income	$ 0.32	$ 0.40	$ 0.92	$ 0.44

Weighted average number of common and common
equivalent shares outstanding:
Basic	5,511	5,345	5,473	5,327

Diluted	6,079	5,462	5,951	5,475

See accompanying Notes to Condensed Consolidated Financial Statements.

4

ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000

(UNAUDITED, IN THOUSANDS)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,494	$ 2,469
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,102	2,219
Other non-cash charges	382	—
Changes in operating assets and liabilities:
Accounts receivable	1,065	(5,592)
Inventories	(7,797)	(1,031)
Accounts payable	2,599	1,254
Accrued expenses	1,518	2,653
Net assets of discontinued operations	(334)	1,700
Other assets and liabilities	1,032	1,334

Net cash provided by operating activities	6,061	5,006

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,210)	(221)
Proceeds from disposal of structural core materials segment	3,587	—
Net investing activities of discontinued operations	31	(222)

Net cash provided by (used in) investing activities	1,408	(443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	(7,902)	(3,158)
Proceeds from exercise of stock options and warrants	612	5
Common stock issued under employee stock purchase plan	140	147
Proceeds from repayment of officer loans	95	—
Cash dividends paid	(84)	—
Payments under capital lease obligations	(31)	(57)
Redemption of preferred stock	(1,000)	—
Net financing activities of discontinued operations	(297)	(513)

Net cash used in financing activities	(8,467)	(3,576)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(998)	987

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,666	547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 668	$ 1,534

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 3,076	$ 3,218
Cash paid for income taxes	$ 250	$ —

See accompanying Notes to Condensed Consolidated Financial Statements.

5

ADVANCED TECHNICAL PRODUCTS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the “Company” or “ATP”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 28, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2000.

2.    DISCONTINUED OPERATIONS

     On June 30, 2000, the Company adopted a formal plan to sell its Structural Core Materials segment, which consisted of the operations of its Alcore and Alcore Brigantine S.A. subsidiaries. On June 14, 2001, the Company completed the sale of certain assets of Alcore and 100% of the stock of the Alcore Brigantine S.A. subsidiary (the “Transaction”) to a subsidiary of the M.C. Gill Corporation. The Alcore assets sold consisted primarily of inventories and property and equipment. The selling price was approximately $5.0 million in the form of cash and a promissory note. Excluded from the Transaction were accounts receivable, the Belcamp, Maryland manufacturing facility and substantially all the liabilities of Alcore. The Company plans on selling the Belcamp facility following a transition period after closing the Transaction and relocation by the buyer of the Alcore operations. During the second quarter of 2001, an after tax charge of $1.4 million was recorded as a loss from discontinued operations to reflect the amount by which actual operating losses of Alcore exceeded previous estimates, and revisions of the final selling price of assets sold and the estimated proceeds of the retained assets of Alcore that are in the process of being liquidated.

     The remaining net assets of discontinued operations at September 28, 2001 following the Transaction consist primarily of the Belcamp manufacturing facility and a receivable relating to Alcore Brigantine S.A. Net assets to be disposed of have been separately classified in the accompanying Condensed Consolidated Balance Sheets.

     Operating results of the Structural Core Materials segment for all periods reported are shown separately as results from discontinued operations in the accompanying Condensed Consolidated Financial Statements. Net revenues of the Structural Core Materials segment were zero and $5.8 million for the quarters ending September 28, 2001 and September 29, 2000, respectively, and $10.7 million and $16.9 million for the nine months ending September 28, 2001 and September 29, 2000, respectively. These amounts are not included in revenues in the accompanying Condensed Consolidated Statements of Operations.

3.   INVENTORIES

Inventories at September 28, 2001 and December 31, 2000 consisted of the following (in thousands):

	Sept. 28, 2001	Dec. 31, 2000
Finished goods	$ 2,783	$ 1,281
Work in process	36,749	29,555
Raw materials	18,956	13,560
Progress payments	(7,949)	(1,654)

Total inventories	$ 50,539	$ 42,742

4.   DEBT

Debt is summarized as follows (in thousands):

	Sept. 28, 2001	Dec. 31, 2000
Short-term debt:
Revolving loans	$20,518	$21,799
Current portion of long-term debt	3,612	5,698

	$24,130	$27,497

Long-term debt:
Term loans	$13,256	$16,635
Equipment loans	1,818	2,448
Subordinated debt, net of unamortized loan
discount	5,755	5,373
Bonds payable	—	2,000
Other long-term debt	—	612

Total long-term debt	20,829	27,068
Less current portion	3,612	5,698

Long-term debt, net of current portion	$17,217	$21,370

Revolving, Term and Equipment Loans

     On October 10, 2000, the Company entered into a new financing agreement with its primary lender. At September 28, 2001, the Company’s credit facility with this lending institution totaled $42.1 million consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) a $13.3 million term loan and (iii) a $1.8 million capital equipment loan. As of September 28, 2001, the Company had approximately $5.6 million of unused borrowing availability on this credit facility, net of $1.4 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($0.9 million) and other items ($0.5 million).

     The revolving, term and equipment loans are secured by substantially all of the Company’s assets. The interest rates on the loans are set quarterly based on the Company’s performance against debt-to-earnings ratios specified in the loan agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution’s prime rate with rates on the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and rates on the term and equipment loans ranging from prime plus 0.75% to prime plus 0.5%.

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

Subordinated Debt

     On October 10, 2000, the Company entered into an agreement with a lender for a three year, $7.0 million loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable at maturity. The loan matures on October 31, 2003. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company’s common stock at an exercise price of $4.42 per share. The warrants are exercisable at any time prior to the fifth anniversary of the credit facility closing. Alternatively, at any time after 18 months from the closing, but prior to the expiration of the warrants, the lender may elect to require the Company to repurchase each warrant for an amount equal to 10% of ATP’s EBITDA (earnings before interest, taxes, depreciation and amortization) divided by 320,000 (the “Put Option”). The Put Option is subject to a maximum cap of $1.75 million. In the event of an exercise of the Put Option resulting in a repurchase price of $1.0 million or greater, the Company has the right to satisfy up to 50% of the obligation by issuing a promissory note to the lender, with principal payments amortized evenly over 18 months. In addition, the Company has a call right in the event that the holders of the warrants initiate a demand registration or elect to exercise their piggyback registration rights in accordance with the agreement. The loan is secured by substantially all of the Company’s assets.

     The Company allocated the $7.0 million proceeds from the loan to the subordinated debt ($5.25 million) and stock warrants ($1.75 million) based on their respective fair values. The fair value of the stock warrants is reflected as a debt discount and is being amortized as interest expense over the three year life of the debt using the interest method. The Company has included the value assigned to the stock warrants in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet at September 28, 2001 and December 31, 2000.

     On October 31, 2001, the lender exercised all of the 320,000 stock warrants issued in connection with the loan. In lieu of paying the exercise price to the Company in cash, the lender elected to convert the warrants on a cashless basis in accordance with the provisions of the agreement. As a result, the Company issued 266,807 new shares of its common stock to the lender and ATP received no cash proceeds from the exercise. This transaction will be reflected in the Company’s financial statements during the fourth quarter of 2001.

Bonds Payable

     Bonds payable result from a financing agreement with the State of Maryland dated May 14, 1997 to provide $2.6 million in 15-year tax-exempt industrial development bonds bearing interest at a variable rate adjusted weekly to finance the purchase of the Belcamp, Maryland honeycomb manufacturing facility and an adjacent 3.2 acre parcel of land. On August 1, 2001, the Company fully redeemed the bonds pursuant to the optional redemption provisions of the financing agreement.

Other Long-Term Debt

     On July 7, 1997, in conjunction with the tax-exempt bond financing, the Company entered into a ten-year $810,000 Maryland Industrial and Commercial Redevelopment Fund loan agreement with interest set at a fixed rate of 5.1% annually, plus a five-year $60,000 loan from Harford County, Maryland with interest set at a fixed rate of 5.5%. The outstanding balances of the loans were paid off in full on June 15, 2001 using part of the proceeds received from the sale of certain assets of its discontinued operations on June 14, 2001 (see Note 2).

5.   MANDATORILY REDEEMABLE PREFERRED STOCK

     On July 20, 2001, all of the Company’s 1,000,000 outstanding shares of 8% cumulative and mandatorily redeemable preferred stock were redeemed for cash equal to $1.00 per share plus accumulated and unpaid dividends.

6.   EARNINGS PER SHARE

     Earnings per share are calculated as follows (in thousands):

	Quarter Ended		Nine Months Ended
	Sept. 28, 2001	Sept. 29, 2000	Sept. 28, 2001	Sept. 29, 2000
Income from continuing operations	$ 1,949	$ 2,209	$ 6,873	$ 5,495
Less: preferred stock dividends accrued	(4)	(20)	(44)	(60)

Income from continuing operations available
for common shares	$ 1,945	$ 2,189	$ 6,829	$ 5,435

Loss from discontinued operations	$ —	$ —	$(1,379)	$(3,026)

Net income	$ 1,949	$ 2,209	$ 5,494	$ 2,469
Less: preferred stock dividends accrued	(4)	(20)	(44)	(60)

Net income available for common shares	$ 1,945	$ 2,189	$ 5,450	$ 2,409

Weighted average number of common shares
outstanding:
--Basic	5,511	5,345	5,473	5,327
Add: assumed stock conversions, net of
assumed treasury stock purchases:
--stock options	371	117	330	135
--stock warrants	197	—	148	13

--Diluted	6,079	5,462	5,951	5,475

9

7.   SEGMENT REPORTING

Segment financial information is summarized as follows (in thousands):

	Quarter Ended		Nine Months Ended
	Sept. 28, 2001	Sept. 29, 2000	Sept. 28, 2001	Sept. 29, 2000
Revenues (all from external customers):
Aerospace and Defense	$ 37,206	$ 35,553	$ 118,784	$ 105,079
Commercial Composites	4,517	4,377	12,972	15,805
Other operating segments	1,880	2,159	6,272	7,273

Total	$ 43,603	$ 42,089	$ 138,028	$ 128,157

Operating income (loss):
Aerospace and Defense	$ 4,570	$ 4,351	$ 13,806	$ 9,901
Commercial Composites	1,074	1,165	3,841	4,966
Other operating segments	(156)	(164)	(304)	146
Corporate	(755)	(956)	(2,064)	(3,722)

Total	$ 4,733	$ 4,396	$ 15,279	$ 11,291

8.   COMPREHENSIVE INCOME

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires the reporting of other comprehensive income in addition to net income from operations. Comprehensive income is summarized as follows (in thousands):

	Quarter Ended		Nine Months Ended
	Sept. 28, 2001	Sept. 29, 2000	Sept. 28, 2001	Sept. 29, 2000
Net income	$1,949	$ 2,209	$5,494	$ 2,469
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(93)	5	(132)

Comprehensive income	$1,949	$ 2,116	$5,499	$ 2,337

9.    CONTINGENCIES

     On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation (“NYSDEC”), sent a letter to the Company, claiming that the Company’s Lunn Industries division (“Lunn”) is a potentially responsible party (“PRP”) with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act for NYSDEC’s response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 13 PRPs identified for the Babylon Landfill. NYSDEC documents indicate that Lunn did transmit waste to the Babylon Landfill, although it is currently unclear to what extent Lunn contributed to contamination of the landfill. Accordingly, the Company cannot at present determine the extent of its liability, if any. The Company has not recorded any liability for the contingency as of September 28, 2001.

     During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court – District of Maryland as part of a governmental investigation. Additionally, in January 2000, the Company was notified of an investigation by the United States Securities and Exchange Commission (“SEC”) regarding these matters. The Company and management are cooperating fully with these investigations.

     On July 23, 2001, the United States Attorney for the District of Maryland unsealed a criminal indictment against Alcore’s former CEO, alleging that he engaged in securities fraud and other offenses. A criminal information was also filed by the United States Attorney against Alcore’s former chief financial officer, charging him with conspiracy to make false statements. Simultaneously, the SEC filed a civil complaint against the two individuals, alleging securities fraud and other offenses. The employment of these individuals was terminated by the Company in March 2000. Alcore was sold by the Company in June 2001. The Company retained Alcore’s liabilities, including any liabilities associated with the Government’s investigations. Neither the Company nor Alcore was named as a defendant in the proceedings brought against the two individuals by the U.S. Attorney and the SEC.

     In June 2001, the Company was notified by the SEC staff that it is evaluating whether to recommend that the SEC bring an action against the Company and members of its management for violations of the antifraud and other provisions of the federal securities laws based on failure to discover the activities at Alcore referred to above. In July 2001, the Company, James Carter, a former Chairman and CEO of the Company and a current director of the Company, and Garrett Dominy, the current CEO and a director of the Company, each made so-called “Wells submissions” to the SEC stating why they believe that they should not be charged with violations of the federal securities laws in connection with the Alcore investigation. Additional submissions were made in September and October of 2001. The outcome of the SEC’s investigation of the Company is uncertain at this time. Based on information currently available, however, the Company believes that the SEC’s investigation will not have a material adverse impact on its financial position or future results of operations.

     The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. During January 2001, the lawsuits were consolidated and an amended complaint was filed. The lawsuit asserts securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company’s 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuit purports to be brought on behalf of a class consisting of all persons who purchased the Company’s common stock in the period from April 1998 through April 2000. The Company intends to defend itself vigorously. It is not possible to predict the impact that these lawsuits may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is possible that the present or any future lawsuits, and any investigations or proceedings arising out of the same or related facts, depending on their outcomes, could have a material adverse impact on the Company’s financial condition or results of operations in one or more future periods. The Company has not recorded any liability for these lawsuits as of September 28, 2001.

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

Results of Operations

Quarter and Nine Months Ended September 28, 2001 Compared with the Quarter and Nine Months Ended September 29, 2000

     Revenues for the quarter ended September 28, 2001 increased $1.5 million compared to the quarter ended September 29, 2000, or 3.6%, from $42.1 million in 2000 to $43.6 million in 2001. Revenues for the nine months ended September 28, 2001 increased $9.9 million over the nine months ended September 29, 2000, or 7.7%, from $128.1 million in 2000 to $138.0 million in 2001. The increase in revenues for the quarter was primarily attributable to increased sales on Aerospace and Defense programs, including increased deliveries of Lightweight Camouflage Screen Systems (LCSS), Shelter units and resin transfer molded (RTM) products. The increase for the nine month period results primarily from increased sales on the Joint Biological Point Detection System (JBPDS), the LCSS and the Volcano launcher system programs.

     Gross profit as a percentage of revenues was 24.8% in the third quarter of 2001, compared to 24.7% in the third quarter of 2000. The gross profit percentage for the first nine months increased from 23.6% in 2000 to 24.0% in 2001. The increase was primarily attributable to improved profitability resulting from a more favorable mix of sales.

     General and administrative expenses increased $0.1 million, or 1.7%, for the quarter and decreased $1.1 million, or 5.9%, for the first nine months of 2001 compared to 2000. As a percentage of revenues, general and administrative expenses decreased from 14.2% in 2000 to 14.0% in 2001 for the quarter, and from 14.8% in 2000 to 12.9% in 2001 for the nine months. The decrease for the nine months is primarily the result of non-recurring charges of $1.3 million recorded in the second quarter of 2000, including costs incurred in connection with the termination of a merger agreement and severance costs. The reduction of general and administrative expenses as a percentage of revenues is attributable to a combination of the reduced costs and the increased revenues in 2001 compared to 2000.

     Operating income was $4.7 million, or 10.9% of revenues, for the third quarter of 2001, compared to $4.4 million, or 10.4% of sales, for the third quarter of 2000. Operating income was $15.3 million, or 11.1% of revenues, for the first nine months of 2001, compared to $11.3 million, or 8.8% of revenues, for the first nine months of 2000. The higher operating income for the first nine months of 2001 compared to 2000 results partially from the non-recurring general and administrative costs of $1.3 million incurred in 2000 as discussed in the previous paragraph. Excluding these non-recurring charges, operating income increased $2.7 million for the nine months of 2001 compared to 2000, primarily because of the combination of increased revenues and gross profits and relatively flat general and administrative expenses.

     Interest expense in 2001 increased $138,000 for the quarter and $378,000 for the nine months, reflecting the combination of a relatively high effective interest rate on the portion of ATP’s debt relating to the subordinated loan obtained in the fourth quarter of 2000 and a reduction in the amount of interest expense allocated to discontinued operations in 2001 compared to 2000 following the disposal of the Alcore operations in June 2001.

     Other expense consists of certain legal and other costs incurred in connection with the Company’s governmental investigations relating to Alcore and a class action shareholder lawsuit. Such expenses were initially incurred by the Company during the fourth quarter of 2000.

     Income taxes decreased $155,000 for the quarter and increased $870,000 for the nine months in 2001, reflecting the relative change in income before taxes. The effective income tax rate for continuing operations was 38.5% for all periods reported.

     Total loss from discontinued operations decreased $1.6 million for the first nine months of 2001 compared to 2000. There was no loss from discontinued operations recorded for the third quarter of 2001 and 2000. The second quarter of 2000 included a provision of $0.7 million for estimated future operating losses during the phase-out period of the Structural Core Materials segment. Operating losses incurred by the Structural Core Materials segment during 2001 were charged to the Company’s reserve for loss on disposal of segment recorded as of December 31, 2000. During the second quarter of 2001, an after tax charge of $1.4 million was recorded as a loss from discontinued operations to reflect the amount by which actual operating losses of Alcore exceeded previous estimates, and revisions of the final selling price of assets sold and the estimated proceeds of the retained assets of Alcore that are in the process of being liquidated.

Financial Condition and Liquidity

     Cash flow provided by operations was $6.1 million for the first nine months of 2001 compared to $5.0 million for the same period in 2000. Working capital, excluding short-term debt balances, increased $1.1 million in the first nine months of 2001 to $53.3 million. Changes in working capital during the nine months ended September 28, 2001 included: (i) an increase of $7.8 million in inventories, reflecting generally higher business activity levels, (ii) an increase of $4.1 million in accounts payable and accrued expenses, reflecting an increase in payments in advance from certain customers on long-term contracts and increased inventory levels, (iii) a decrease of $1.0 million in cash and cash equivalents, primarily the result of cash used to redeem the Company’s bonds payable on August 1, 2001, (iv) a decrease of $1.3 million in prepaid income taxes resulting from the application of prior year prepaid tax balances to satisfy tax liabilities generated by income earned in 2001 and (v) a decrease of $0.3 million in other working capital components. Net cash provided by investing activities totaled $1.4 million in the first nine months of 2001, including $3.6 million of cash proceeds from the disposal of certain assets of the Company’s discontinued Structural Core Materials business segment. Other investing activities consisted of capital expenditures totaling $2.2 million.

     The Company’s primary loan agreement includes a total credit facility of $42.1 million consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) a $13.3 million term loan and (iii) a $1.8 million capital equipment loan. As of September 28, 2001, the Company had approximately $5.6 million of unused borrowing availability on this credit facility, net of $1.4 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($0.9 million) and other items ($0.5 million). The revolving, term and equipment loans are secured by substantially all of the Company’s assets. The interest rates on the loans are set quarterly based on the Company’s performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution’s prime rate with rates on the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and rates on the term and equipment loans ranging from prime plus 0.75% to prime plus 0.5%. Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. The equipment loan is payable monthly based on a five-year amortization period. In accordance with the financing agreement, the Company used part of the proceeds received from the sale of certain assets of its discontinued operations on June 14, 2001 (see Note 2 to the Condensed Consolidated Financial Statements) to make a one-time principal repayment of $1.3 million on the term loan. The credit facility matures on October 31, 2003.

     On October 10, 2000, the Company entered into an agreement with a lender for a three year, $7.0 million loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable at maturity. The loan matures on October 31, 2003. The loan is secured by substantially all of the Company’s assets. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company’s common stock at an exercise price of $4.42 per share. On October 31, 2001, the lender exercised all of the stock warrants issued in connection with the loan. In lieu of paying the exercise price to the Company in cash, the lender elected to convert the warrants on a cashless basis in accordance with the provisions of the agreement. As a result, the Company issued 266,807 new shares of its common stock to the lender and ATP received no cash proceeds from the exercise. This transaction will be reflected in the Company’s financial statements during the fourth quarter of 2001.

     During June 2001, the Company initiated action to call its bonds payable resulting from a financing agreement with the State of Maryland dated May 14, 1997. The bonds were fully redeemed by cash payment of approximately $1.9 million on August 1, 2001 pursuant to the optional redemption provisions of the financing agreement.

     During June 2001, the Company paid off all of the outstanding balances of its loans dated July 7, 1997 from the Maryland Industrial and Commercial Redevelopment Fund and Harford County, Maryland. The payments totaled approximately $0.6 million and were made using part of the proceeds received from the sale of certain assets of its discontinued operations on June 14, 2001.

     During July 2001, the Company paid $1.0 million to complete the redemption of 1,000,000 shares of 8% mandatorily redeemable preferred stock. Following the redemption, the Company had no preferred stock outstanding.

     At September 28, 2001, the Company’s backlog of orders and long-term contracts was approximately $735 million, compared to $559 million and $503 million at December 31, 2000 and September 29, 2000, respectively. The backlog includes firm released orders of approximately $215 million, $156 million and $118 million at September 28, 2001, December 31, 2000 and September 29, 2000, respectively. The increase in backlog reflects increased orders received for biological and chemical detection and protection systems, military shelters and components on several advanced composites programs.

     As discussed above, the Company has made capital expenditures totaling $2.2 million during the first nine months of 2001, which have been financed by increased borrowings under the revolving loan portion of the Company’s credit facility. The Company invested approximately $8.7 million, excluding Alcore, in capital equipment and facility improvements during the two-year period ending December 31, 1999. These investments were made primarily in support of several new long-term aerospace and defense contracts that are now in full production, and facility and equipment upgrades relating to NGV tank production. As a result, management believes that future short-term capital spending requirements will be limited to a normal sustaining maintenance level plus expenditures that will be cost justified by anticipated incremental program revenues. However, the Company will consider other future capital expenditure investments beyond the maintenance level when such investments are deemed to be strategic or critical to the Company’s growth.

     As previously discussed, the Company received approximately $3.6 million of cash proceeds from the disposal of certain assets of the discontinued Structural Core Materials business segment on June 14, 2001. Among assets that were excluded from the Transaction was the Company’s Belcamp, Maryland manufacturing facility. The Company plans on selling the Belcamp facility following a transition period after closing the Transaction and relocation by the buyer of the Alcore operations. The Company presently anticipates disposal of the facility during the first half of 2002.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which is effective for the Company beginning January 2002. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company does not anticipate that there will be a material impact on the results of operations or financial position upon adoption of this standard.

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

     If there are any subsequent written or oral forward-looking statements made by the Company or any person acting on its behalf, they are qualified in their entirety by the cautionary statements and factors contained or referred to in this section. The Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or the date on which any subsequent forward-looking statement is made or to reflect the occurrence of unanticipated events.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates primarily relating to its $42.1 million credit facility. However, the carrying value of borrowings under the credit facility generally approximate fair value due to the variable rate nature of such borrowings. The interest rates are set quarterly based on the Company’s performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution’s prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.5%. At September 28, 2001, the Company had $35.6 million outstanding under the credit facility at a weighted-average interest rate of 5.2%.

     In addition, the Company fully redeemed $1.89 million of bonds payable on August 1, 2001 for which it had entered an interest rate swap agreement with a financial institution to fix the interest rate at 5.07% through the year 2012. The interest rate swap agreement was settled on the date of redemption, including the elimination of all future obligations of the Company. In January 2001, the Company adopted SFAS 133, which required the Company to record derivative financial instruments at fair value. The adoption of SFAS 133 had no material impact upon adoption or on the results of operations for the quarter and nine months ended September 28, 2001.

     The Company has not entered into transactions which subject it to material foreign currency transaction gains and losses.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

     On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation (“NYSDEC”), sent a letter to the Company, claiming that Company’s Lunn Industries division (“Lunn”) is a potentially responsible party (“PRP”) with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for NYSDEC’s response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 13 PRPs identified for the Babylon Landfill. NYSDEC documents indicate that Lunn did transmit waste to the Babylon Landfill, although it is currently unclear to what extent Lunn contributed to contamination of the landfill. As a PRP, the Company may be required to pay a portion of the costs of evaluation and cleanup of this site. Lawsuits and claims involving additional environmental matters may arise from time to time. The New York Attorney General’s investigation of the inactive CERCLA site in Babylon, New York is in a preliminary stage, and as a result, management has based its assessment of potential liability and remediation costs on currently available facts, the number of PRPs identified, documentation available, currently anticipated and reasonably identifiable remediation costs, existing technology, presently enacted laws and regulations and other factors. While the Company may have rights of contribution or reimbursement under insurance policies, such issues are not factors in management’s estimation of liability. The Company cannot presently determine the extent of its liability, if any, however, based on the foregoing factors, management believes that it is unlikely that the identified matter at the inactive Babylon, New York site will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company has not recorded any liability for the contingency as of September 28, 2001.

     During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court – District of Maryland as part of a governmental investigation. Additionally, in January 2000, the Company was notified of an investigation by the United States Securities and Exchange Commission (“SEC”) regarding these matters. The Company and management are cooperating fully with these investigations.

     On July 23, 2001, the United States Attorney for the District of Maryland unsealed a criminal indictment against Alcore’s former CEO, alleging that he engaged in securities fraud and other offenses. A criminal information was also filed by the United States Attorney against Alcore’s former chief financial officer, charging him with conspiracy to make false statements. Simultaneously, the SEC filed a civil complaint against the two individuals, alleging securities fraud and other offenses. The employment of these individuals was terminated by the Company in March 2000. Alcore was sold by the Company in June 2001. The Company retained Alcore’s liabilities, including any liabilities associated with the Government’s investigations. Neither the Company nor Alcore was named as a defendant in the proceedings brought against the two individuals by the U.S. Attorney and the SEC.

     In June 2001, the Company was notified by the SEC staff that it is evaluating whether to recommend that the SEC bring an action against the Company and members of its management for violations of the antifraud and other provisions of the federal securities laws based on failure to discover the activities at Alcore referred to above. In July 2001, the Company, James Carter, a former Chairman and CEO of the Company and a current director of the Company, and Garrett Dominy, the current CEO and a director of the Company, each made so-called “Wells submissions” to the SEC stating why they believe that they should not be charged with violations of the federal securities laws in connection with the Alcore investigation. Additional submissions were made in September and October of 2001. The outcome of the SEC’s investigation of the Company is uncertain at this time. Based on information currently available, however, the Company believes that the SEC’s investigation will not have a material adverse impact on its financial position or future results of operations.

     The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. During January 2001, the lawsuits were consolidated and an amended complaint was filed. The lawsuit asserts securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company’s 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuit purports to be brought on behalf of a class consisting of all persons who purchased the Company’s common stock in the period from April 1998 through April 2000. The Company intends to defend itself vigorously. It is not possible to predict the impact that these lawsuits may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is possible that the present or any future lawsuits, and any investigations or proceedings arising out of the same or related facts, depending on their outcomes, could have a material adverse impact on the Company’s financial condition or results of operations in one or more future periods. The Company has not recorded any liability for these lawsuits as of September 28, 2001.

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

ADVANCED TECHNICAL PRODUCTS, INC. (Registrant)

Dated: November 9, 2001	By:	/S/ James P. Hobt —————————————— James P. Hobt, Chief Financial and Accounting Officer, Treasurer and Secretary

19