Form 10-Q/A
period 2001-09-28
ADVANCED TECHNICAL PRODUCTS INC
filed 2002-04-01
CIK 60911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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

                 ----------------------------------------------
                 (Former Address, if Changed Since Last Report)

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

                        ADVANCED TECHNICAL PRODUCTS, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (unaudited).....................................4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Discontinued Operations.............................................14
          Results of Operations...............................................15
          Financial Condition and Liquidity...................................17
          Recent Accounting Pronouncements....................................19
          Forward Looking Statements - Cautionary Factors.....................19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................21

Item 2.   Changes in Securities and Use of Proceeds...........................22

Item 3.   Defaults Upon Senior Securities.....................................22

Item 4.   Submission of Matters to a Vote of Security Holders.................22

Item 5.   Other Information...................................................22

Item 6.   Exhibits and Reports on Form 8-K....................................22

Explanatory Note:

     This amendment to Advanced Technical Products, Inc.'s ("ATP" or the "Company") quarterly report on Form 10-Q for the three and nine-month periods ended September 28, 2001 includes changes from the original Form 10-Q to reflect a correction in the accounting for shares of the Company's common stock held in a rabbi trust pursuant to the terms of the ATP Deferred Compensation Plan (the "Plan"). Subsequent to filing the original Form 10-Q, it was determined that the provisions of Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested ("EITF No. 97-14"), as published by the Emerging Issues Task Force of the Financial Accounting Standards Board, were not properly applied in the Company's interim financial statements in accounting for the Company's common stock held in the rabbi trust. In accordance with EITF No. 97-14, the Company's interim financial statements for the quarter and nine month period ending September 28, 2001 have been adjusted to account for the shares of Company stock held in the rabbi trust as treasury stock, versus other assets carried at market value as previously reported, and accordingly general and administrative expense has been increased to reflect the elimination of third quarter market value increases in the shares of Company stock held in the rabbi trust previously recorded to the condensed consolidated statements of operations. The impact of the adjustment is to reduce net income by $546,000 for the quarter and nine months ended September 28, 2001. Unrealized gains on shares of Company stock held in the rabbi trust for periods prior to the third quarter of 2001 were not significant. Management believes that the Company has no real economic exposure to the gains or losses associated with changes in the deferred compensation obligation that may result from market value fluctuations of shares of its common stock held in the rabbi trust for participants in the Plan. The gains and losses have no net impact on the Company's cash flows. In addition, the Company has amended the Plan to require investments in Company stock to be settled with Company stock so that, commencing with the second quarter of 2002 no further income statement impact will result from future changes in the price of the Company's shares held in the rabbi trust. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the corrected accounting treatment for the Plan.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 28, 2001 AND DECEMBER 31, 2000

          (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               September 28,           December 31,
                            ASSETS                                                 2001                   2000
                            ------                                           -----------------      -----------------
                                                                              (Amended - see
                                                                                 Note 2)
CURRENT ASSETS:
    Cash and cash equivalents                                                  $    668                $  1,666
    Accounts receivable (net of allowance for doubtful accounts of
     $373 and $455 at September 28, 2001 and December 31, 2000, respectively)    24,746                  25,811
    Inventories and costs relating to long-term contracts and programs in
        process, net of progress payments                                        50,539                  42,742
    Prepaid income taxes                                                             --                   1,251
    Deferred income taxes                                                         3,284                   3,284
    Other current assets                                                          1,977                   1,252
                                                                               --------                --------
                        Total current assets                                     81,214                  76,006
                                                                               --------                --------

NONCURRENT ASSETS:
   Property, plant and equipment                                                 22,142                  19,932
   Less-accumulated depreciation                                                (12,857)                (10,931)
                                                                               --------                --------
                        Net property, plant and equipment                         9,285                   9,001
                                                                               --------                --------
   Deferred income taxes                                                          3,160                   2,819
   Net assets of discontinued operations                                          2,734                   6,971
   Other noncurrent assets                                                        3,604                   3,205
                                                                               --------                --------
                        Total assets                                           $ 99,997                $ 98,002
                                                                               ========                ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                           $ 15,858                $ 13,259
    Accrued expenses                                                             12,007                  10,529
    Short-term debt                                                              24,130                  27,497
    Current portion of capital lease obligations                                     37                      41
                                                                               --------                --------
                        Total current liabilities                                52,032                  51,326


LONG-TERM LIABILITIES:
    Long-term debt, net of current portion                                       17,217                  21,370
    Capital lease obligations, net of current portion                                 3                      30
    Other liabilities                                                             5,269                   4,253
                                                                               --------                --------
                        Total liabilities                                        74,521                  76,979

Mandatorily redeemable preferred stock, $1.00 par value,
 1,000,000 shares authorized, no shares issued and outstanding as of September 28, 2001, 1,000,000 shares issued and outstanding
                                                                                     --                   1,000
as of December 31, 2000

SHAREHOLDERS' EQUITY:
    Preferred stock, undesignated, 1,000,000 shares authorized,
     no shares issued andoutstanding                                                 --                      --
    Common stock, $.01 par value, 30,000,000 shares authorized,
     5,548,398 shares and 5,375,822 shares issued as of
     September 28, 2001 and December 31, 2000, respectively                          55                      54
    Additional paid-in capital                                                   17,902                  17,151
    Retained earnings                                                             8,557                   3,653
    Notes receivable from officers                                                  (40)                   (135)
    Accumulated other comprehensive loss                                           (391)                   (396)
                                                                               --------                --------
                                                                                 26,083                  20,327

    Less: Common stock purchased by deferred compensation trust
     (89,000 shares and 48,000 shares as of September 28, 2001
     and December 31, 2000, respectively)                                          (607)                   (304)
                                                                               --------                --------
                        Total shareholders' equity                               25,476                  20,023
                                                                               --------                --------
                        Total liabilities and shareholders' equity             $ 99,997                $ 98,002
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

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                Nine
                                                                           Quarter                             Months
                                                                            Ended                              Ended
                                                                -------------------------------     -------------------------------
                                                                 Sept. 28,       Sept. 29,           Sept. 28,         Sept. 29,
                                                                    2001            2000                2001              2000
                                                                -------------   -------------       -------------     -------------
                                                                 (Amended -                          (Amended -
                                                                see Note 2)                         see Note 2)
Revenues                                                              $43,603        $ 42,089         $ 138,028         $ 128,157

Cost of revenues                                                       32,781          31,705           104,917            97,912

General and administrative expenses                                     6,976           5,988            18,719            18,954
                                                                      -------        --------         ---------         ---------
     Operating income
                                                                        3,846           4,396            14,392            11,291

Interest expense                                                          949             811             2,741             2,363

Other expense                                                             614              --             1,362                --
                                                                      -------        --------         ---------         ---------
     Income before income tax expense                                   2,283           3,585            10,289             8,928

Income tax expense                                                        880           1,376             3,962             3,433
                                                                      -------        --------         ---------         ---------
     Income from continuing operations                                  1,403           2,209             6,327             5,495

Discontinued operations:
     Loss from operations of segment to be disposed of                     --              --                --            (2,322)
     Provision for loss on disposal of business segment,
         including operating losses during the phase-out period            --              --            (1,379)             (704)
                                                                      -------        --------         ---------         ---------
     Loss from discontinued operations (net of income tax benefit)         --              --            (1,379)           (3,026)

                                                                      -------        --------         ---------         ---------
Net income                                                            $ 1,403        $  2,209         $   4,948         $   2,469
                                                                      =======        ========         =========         =========

Net income per share:
     Basic:          Income from continuing operations                $  0.26        $   0.41         $    1.16         $    1.02

                     Loss from discontinued operations                     --              --             (0.25)            (0.57)
                                                                      -------        --------         ---------         ---------
                     Net income                                       $  0.26        $   0.41         $    0.91         $    0.45
                                                                      =======        ========         =========         =========

     Diluted:        Income from continuing operations                $  0.23        $   0.40         $    1.07         $    0.99

                     Loss from discontinued operations                     --              --             (0.24)            (0.55)
                                                                      -------        --------         ---------         ---------
                     Net income                                       $  0.23        $   0.40         $    0.83         $    0.44
                                                                      =======        ========         =========         =========

Weighted average number of common and common
equivalent shares outstanding:
     Basic                                                              5,423           5,345             5,399             5,327
                                                                      =======        ========         =========         =========
     Diluted                                                            5,991           5,462             5,877             5,475
                                                                      =======        ========         =========         =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000

                            (UNAUDITED, IN THOUSANDS)

                                                                                 2001               2000
                                                                             -------------      -------------
                                                                              (Amended -
                                                                              see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $ 4,948          $ 2,469
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                           2,102            2,219
          Expense resulting from appreciation of Company stock held
                in deferred compensation trust                                      887
          Other non-cash charges                                                    382               --
          Changes in operating assets and liabilities:
           Accounts receivable                                                    1,065           (5,592)
           Inventories                                                           (7,797)          (1,031)
           Accounts payable                                                       2,599            1,254
           Accrued expenses                                                       1,518            2,653
           Net assets of discontinued operations                                   (334)           1,700
           Other assets and liabilities                                             994            1,334
                                                                                -------          -------
                        Net cash provided by operating activities                 6,364            5,006
                                                                                -------          -------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                         (2,210)            (221)
    Proceeds from disposal of structural core materials segment                   3,587               --
    Net investing activities of discontinued operations                              31             (222)
                                                                                -------          -------
                       Net cash provided by (used in) investing activities        1,408             (443)
                                                                                -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of borrowings                                                     (7,902)          (3,158)
    Proceeds from exercise of stock options and warrants                            612                5
    Common stock issued under employee stock purchase plan                          140              147
    Proceeds from repayment of officer loans                                         95               --
    Cash dividends paid                                                             (84)              --
    Payments under capital lease obligations                                        (31)             (57)
    Redemption of preferred stock                                                (1,000)              --
    Purchase of common stock for deferred compensation trust                       (303)              --
    Net financing activities of discontinued operations                            (297)            (513)
                                                                                -------          -------
                       Net cash used in financing activities                     (8,770)          (3,576)
                                                                                -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                   (998)             987

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,666              547
                                                                                -------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   668          $ 1,534
                                                                                =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

          Cash paid for interest                                                $ 3,076          $ 3,218
          Cash paid for income taxes                                            $   250          $    --




     See accompanying Notes to Condensed Consolidated Financial Statements.

                        ADVANCED TECHNICAL PRODUCTS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION


     The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 28, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

2.  AMENDMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

     Subsequent to filing the original Form 10-Q, it was determined that the provisions of Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested ("EITF No. 97-14"), properly as published by the Emerging Issues Task Force of the Financial Accounting Standards Board, were not properly applied in the Company's interim financial statements in accounting for the Company's common stock held in the rabbi trust. In accordance with EITF No. 97-14, the Company's interim financial statements for the quarter and nine month period ending September 28, 2001 have been adjusted to account for the shares of Company stock held in the rabbi trust as treasury stock, versus other assets carried at market value as previously reported, and accordingly general and administrative expense has been increased to reflect the elimination of third quarter market value increases in the shares of Company stock held in the rabbi trust previously recorded to the condensed consolidated statements of operations. Unrealized gains on shares of Company stock held in the rabbi trust for periods prior to the third quarter of 2001 were not significant. The gains and losses have no net impact on the Company's cash flows. In addition, the Company has amended the Plan to require investments in company stock to be settled with Company stock so that, commencing with the second quarter of 2002 no further income statement impact will result from future changes in the price of the Company's shares held in the rabbi trust. The December 31, 2000 consolidated balance sheet reflects the reclassification of the Company stock held in the rabbi trust from other noncurrent assets to common stock purchased by deferred compensation trust in shareholders' equity.

     The effects of the adjustments to the Company's operating results for the quarter and nine month periods ended September 28, 2001 are as follows:

     1)   An increase of general and administrative expenses of $887,000.

     2) A reduction of income tax expense of $341,000 to reflect the effect of the above adjustment.

     3)   A  reduction  of  after-tax  income  from  continuing   operations  of
          $546,000.

     The net aggregate effect of the adjustments on basic and diluted earnings per share was a reduction of $0.09 for the quarter and the nine months ended September 28, 2001. The adjustments had no net impact on net cash flows.

     The significant effects of the adjustments on the accompanying financial statements from the amounts previously reported are summarized as follows (in thousands, except earnings per share):

                                                      Quarter Ended                Nine Months Ended
                                                   September 28, 2001              September 28, 2001
                                               --------------------------      --------------------------
                                                Previously      As              Previously       As
                                                 Reported     Amended            Reported     Amended
                                               --------------------------      --------------------------

     General and administrative expenses          $ 6,089      $6,976              $17,832      $18,719

     Income from continuing operations              1,949       1,403                6,873        6,327


     Net income                                     1,949       1,403                5,494        4,948

     Earnings per share:
                 Basic                               0.35        0.26                 1.00         0.91
                 Diluted                             0.32        0.23                 0.92         0.83


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

4.  INVENTORIES


     Inventories at September 28, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                                 Sept. 28,    Dec. 31,
                                                                   2001         2000
Finished goods                                                    $  2,783    $  1,281
Work in process                                                     36,749      29,555
Raw materials                                                       18,956      13,560
Progress payments                                                   (7,949)     (1,654)
                                                                  --------    --------
         Total inventories                                        $ 50,539    $ 42,742
                                                                  ========    ========


5.  DEBT



         Debt is summarized as follows (in thousands):

                                                                 Sept. 28,    Dec. 31,
                                                                   2001         2000
Short-term debt:
         Revolving loans                                          $20,518     $21,799
         Current portion of long-term debt                          3,612       5,698
                                                                  -------     -------
                                                                  $24,130     $27,497
                                                                  =======     =======
Long-term debt:
         Term loans                                               $13,256     $16,635
         Equipment loans                                            1,818       2,448
         Subordinated debt, net of  unamortized loan discount       5,755       5,373
         Bonds payable                                                 --       2,000
                 Other long-term debt                                  --         612
                                                                  -------     -------
             Total long-term debt                                  20,829      27,068
         Less current portion                                       3,612       5,698
                                                                  -------     -------
             Long-term debt, net of current portion               $17,217     $21,370
                                                                  =======     =======

Revolving, Term and Equipment Loans

     On October 10, 2000, the Company entered into a new financing agreement with its primary lender. At September 28, 2001, the Company's credit facility with this lending institution totaled $42.1 million consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances,
(ii) a $13.3 million term loan and (iii) a $1.8 million capital equipment loan. As of September 28, 2001, the Company had approximately $5.6 million of unused borrowing availability on this credit facility, net of $1.4 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($0.9 million) and other items ($0.5 million).

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

     On October 31, 2001, the lender exercised all of the 320,000 stock warrants issued in connection with the loan. In lieu of paying the exercise price to the Company in cash, the lender elected to convert the warrants on a cashless basis in accordance with the provisions of the agreement. As a result, the Company issued 266,807 new shares of its common stock to the lender and ATP received no cash proceeds from the exercise. This transaction will be reflected in the Company's financial statements during the fourth quarter of 2001.

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


6.  MANDATORILY REDEEMABLE PREFERRED STOCK

     On July 20, 2001, all of the Company's 1,000,000 outstanding shares of 8% cumulative and mandatorily redeemable preferred stock were redeemed for cash equal to $1.00 per share plus accumulated and unpaid dividends.

7.  EARNINGS PER SHARE

Earnings per share are calculated as follows (in thousands):

                                                                                                          Nine
                                                                   Quarter                                Months
                                                                    Ended                                 Ended
                                                      ----------------------------------      -------------------------------
                                                         Sept. 28,           Sept. 29,           Sept. 28,         Sept. 29,
                                                            2001                2000               2001              2000
                                                      ----------------     -------------      --------------     ------------
                                                         (Amended -                             (Amended -
                                                         see Note 2)                            see Note 2)
Income from continuing operations                          $ 1,403             $ 2,209             $ 6,327           5$,495
Less:  preferred stock dividends accrued                        (4)                (20)                (44)             (60)
                                                           -------             -------             -------          -------
Income from continuing operations
available
     for common shares                                     $ 1,399             $ 2,189             $ 6,283          $ 5,435
                                                           =======             =======             =======          =======

Loss from discontinued operations                          $    --             $    --             $(1,379)         $(3,026)
                                                           =======             =======             =======          =======

Net income                                                 $ 1,403             $ 2,209             $ 4,948          $ 2,469
Less:  preferred stock dividends accrued                        (4)                (20)                (44)             (60)
                                                           -------             -------             -------          -------
Net income available for common

shares                                                     $ 1,399             $ 2,189             $ 4,904          $ 2,409
                                                           =======             =======             =======          =======

Weighted average number of common
shares
     outstanding:
              --Basic                                        5,423               5,345               5,399            5,327
               Add: assumed stock conversions, net of
               assumed treasury stock purchases:
                    --stock options                            371                 117                 330              135
                    --stock warrants                           197                  --                 148               13
                                                           -------             -------             -------          -------
              --Diluted                                      5,991               5,462               5,877            5,475
                                                           =======             =======             =======          =======

8.  SEGMENT REPORTING

     Segment financial information is summarized as follows (in thousands):

                                                                                                 Nine
                                                         Quarter                                Months
                                                          Ended                                 Ended
                                               -----------------------------        -----------------------------
                                                Sept. 28,        Sept. 29,           Sept. 28,        Sept. 29,
                                                  2001             2000                2001             2000
                                               ------------     ------------        ------------     ------------
                                               (Amended -                           (Amended -
                                               see Note 2)                          see Note 2)
Revenues (all from external customers):
    Aerospace and Defense                        $ 37,206         $ 35,553           $ 118,784         $ 105,079
    Commercial Composites                           4,517            4,377              12,972            15,805
    Other operating segments                        1,880            2,159               6,272             7,273
                                                 --------         --------           ---------         ---------
            Total                                $ 43,603         $ 42,089           $ 138,028         $ 128,157
                                                 ========         ========           =========         =========

Operating income (loss):
    Aerospace and Defense                        $  4,570         $  4,351           $  13,806         $   9,901
    Commercial Composites                           1,074            1,165               3,841             4,966
    Other operating segments                         (156)            (164)               (304)              146
    Corporate                                      (1,642)            (956)             (2,951)           (3,722)
                                                 --------         --------           ---------         ---------
            Total                                $  3,846         $  4,396           $  14,392         $  11,291
                                                 ========         ========           =========         =========


9.   COMPREHENSIVE INCOME

         The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires the reporting of other comprehensive income in addition to net income from operations. Comprehensive income is summarized as follows (in thousands):

                                                                                           Nine
                                                   Quarter                                Months
                                                    Ended                                 Ended
                                         -----------------------------        -----------------------------
                                          Sept. 28,        Sept. 29,           Sept. 28,        Sept. 29,
                                            2001             2000                2001             2000
                                         ------------     ------------        ------------     ------------
                                         (Amended -                           (Amended -
                                         see Note 2)                          see Note 2)
Net income                                    $1,403        $ 2,209                $4,948        $ 2,469

Other comprehensive income (loss):
       Foreign currency translation
adjustment                                        --            (93)                    5           (132)

                                              ------        -------                ------        -------
Comprehensive income                          $1,403        $ 2,116                $4,953        $ 2,337
                                              ======        =======                ======        =======



10.   CONTINGENCIES


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

Results of Operations


     During 2001, the Company incurred certain non-operating charges relating to legal costs primarily associated with an investigation by the SEC, and non-cash expenses relating to appreciation in the market value of Company common stock held in trust by the ATP Deferred Compensation Plan. The Company has amended the plan so that, commencing with the second quarter of 2002, no further income statement impact will result from future changes in the price of the Company's shares held in the trust. During 2000, the Company incurred non-recurring costs related to an aborted sale of the Company and executive severance, and non-operating legal costs associated with the SEC investigation. Following is a reconciliation of operating results as reported using Generally Accepted Accounting Principles ("GAAP") to Pro Forma reporting to exclude the aforementioned non-operating, non-cash and non-recurring charges (in thousands, except per share amounts):

                                                                         Income
                                                                         Before     Income From    Diluted EPS:
                                                   Net      Operating    Income     Continuing      Continuing
                                                Revenues      Income   Tax Expense  Operations      Operations
                                                --------      ------   -----------  ----------      ----------
Third Quarter - 2001
  GAAP Reporting                                $ 43,603     $ 3,846     $ 2,283       $1,403         $0.23
  Pro Forma Adjustments:
      Legal costs of investigation                    --          --         614          378          0.06
      Non-cash expense relating to
           appreciation in value of Company
           common stock held in connection
           with deferred compensation plan            --         887         887          546          0.09
                                                --------     -------     -------       ------         -----

  Pro Forma Reporting                           $ 43,603     $ 4,733     $ 3,784       $2,327         $0.38
                                                ========     =======     =======       ======         =====

Third Quarter - 2000
  GAAP Reporting                                $ 42,089     $ 4,396     $ 3,585       $2,209         $0.40
  Pro Forma Adjustments:  NONE                        --          --          --           --            --
                                                --------     -------     -------       ------         -----
  Pro Forma Reporting                           $ 42,089     $ 4,396     $ 3,585       $2,209         $0.40
                                                ========     =======     =======       ======         =====

                                                                         Income
                                                                         Before     Income From    Diluted EPS:
                                                   Net      Operating    Income     Continuing      Continuing
                                                Revenues      Income   Tax Expense  Operations      Operations
                                                --------      ------   -----------  ----------      ----------
Nine Months Ended September 28, 2001
  GAAP Reporting                                $138,028     $14,392     $10,289       $6,327         $1.07
  Pro Forma Adjustments:
      Legal costs of investigation                    --          --       1,362          838          0.14
      Non-cash expense relating to
           appreciation in value of
           Company common stock held in
           connection with deferred
           compensation plan                          --         887         887          546          0.09
                                                --------     -------     -------       ------         -----
  Pro Forma Reporting                           $138,028     $15,279     $12,538        7,711          1.30
                                                ========     =======     =======       ======         =====

Nine Months Ended September 29, 2000
  GAAP Reporting                                $128,157     $11,291     $ 8,928       $5,495         $0.99
  Pro Forma Adjustments:
      Aborted sale of Company                         --         750         750          461          0.08
      Executive severance                             --         525         525          323          0.06
                                                --------     -------     -------       ------         -----
  Pro Forma Reporting                           $128,157     $12,566     $10,203       $6,279         $1.13
                                                ========     =======     =======       ======         =====

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


     General and administrative expenses increased $1.0 million, or 16.5%, for the quarter and decreased $0.2 million, or 1.2%, for the first nine months of 2001 compared to 2000. As a percentage of revenues, general and administrative expenses increased from 14.2% in 2000 to 16.0% in 2001 for the quarter, and decreased from 14.8% in 2000 to 13.6% in 2001 for the nine months. The increase for the quarter is primarily the result of non-cash charges of $887,000 relating to increases in deferred compensation obligations resulting from the appreciation during the third quarter of 2001 in the market value of Company common stock held in trust pursuant to the terms of the ATP Deferred Compensation Plan. Although management believes that the Company has no real economic exposure to these gains or losses associated with changes in the deferred compensation obligation resulting from market value fluctuations of shares of its common stock held in the rabbi trust for participants in the Plan, in accordance with EITF No. 97-14 the Company's interim financial statements for the quarter and nine month period ending September 28, 2001 have been adjusted to account for the shares of Company stock held in the rabbi trust as treasury stock, and accordingly general and administrative expense has been increased by $887,000 to reflect the elimination of third quarter market value increases in the shares of Company stock held in the rabbi trust. The Company has amended the plan to require investments in Company stock to be settled with Company Stock so that, commencing with the second quarter of 2002, no further income statement impact will result from future changes in the price of the Company's shares held in the rabbi trust. The decrease for the nine months is primarily the result of:
(i) non-recurring charges of $1.3 million recorded in the second quarter of 2000, including costs incurred in connection with the termination of a merger agreement and severance costs, combined with (ii) the expense increase relating to the appreciation in the market value of Company common stock held in connection with the deferred compensation plan as mentioned above.

     Operating income was $3.8 million, or 8.8% of revenues, for the third quarter of 2001, compared to $4.4 million, or 10.4% of sales, for the third quarter of 2000. Operating income was $14.4 million, or 10.4% of revenues, for the first nine months of 2001, compared to $11.3 million, or 8.8% of revenues, for the first nine months of 2000. The higher operating income for the first nine months of 2001 compared to 2000 results partially from the non-recurring general and administrative costs of $1.3 million incurred in 2000 as discussed in the previous paragraph. Excluding these non-recurring charges, and the non-cash charges of $887,000 incurred in 2001 relating to the appreciation in the market value of Company common stock held in connection with the deferred compensation plan as discussed above, pro forma operating income increased $0.3 million for the quarter and $2.7 million for the nine months of 2001 compared to 2000, primarily because of the combination of increased revenues and gross profits and relatively flat general and administrative expenses.

     Interest expense in 2001 increased $138,000 for the quarter and $378,000 for the nine months, reflecting the combination of a relatively high effective interest rate on the portion of ATP's debt relating to the subordinated loan obtained in the fourth quarter of 2000 and a reduction in the amount of interest expense allocated to discontinued operations in 2001 compared to 2000 following the disposal of the Alcore operations in June 2001.

     Other expense consists of certain legal and other costs incurred in connection with the Company's governmental investigations relating to Alcore and a class action shareholder lawsuit. Such expenses were initially incurred by the Company during the fourth quarter of 2000.


     Income taxes decreased $496,000 for the quarter and increased $529,000 for the nine months in 2001, reflecting the relative change in income before taxes. The effective income tax rate for continuing operations was 38.5% for all periods reported.


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

Financial Condition and Liquidity


     Cash flow provided by operations was $6.4 million for the first nine months of 2001 compared to $5.0 million for the same period in 2000. Working capital, excluding short-term debt balances, increased $1.1 million in the first nine months of 2001 to $53.3 million. Changes in working capital during the nine months ended September 28, 2001 included: (i) an increase of $7.8 million in inventories, reflecting generally higher business activity levels, (ii) an increase of $4.1 million in accounts payable and accrued expenses, reflecting an increase in payments in advance from certain customers on long-term contracts and increased inventory levels, (iii) a decrease of $1.0 million in cash and cash equivalents, primarily the result of cash used to redeem the Company's bonds payable on August 1, 2001, (iv) a decrease of $1.3 million in prepaid income taxes resulting from the application of prior year prepaid tax balances to satisfy tax liabilities generated by income earned in 2001 and (v) a decrease of $0.3 million in other working capital components. Net cash provided by investing activities totaled $1.4 million in the first nine months of 2001, including $3.6 million of cash proceeds from the disposal of certain assets of the Company's discontinued Structural Core Materials business segment. Other investing activities consisted of capital expenditures totaling $2.2 million.


     The Company's primary loan agreement includes a total credit facility of $42.1 million consisting of: (i) $27.0 million of revolving credit against eligible receivable and inventory balances, (ii) a $13.3 million term loan and
(iii) a $1.8 million capital equipment loan. As of September 28, 2001, the Company had approximately $5.6 million of unused borrowing availability on this credit facility, net of $1.4 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($0.9 million) and other items ($0.5 million). The revolving, term and equipment loans are secured by substantially all of the Company's assets. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus

1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with rates on the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and rates on the term and equipment loans ranging from prime plus 0.75% to prime plus 0.5%. Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. The equipment loan is payable monthly based on a five-year amortization period. In accordance with the financing agreement, the Company used part of the proceeds received from the sale of certain assets of its discontinued operations on June 14, 2001 (see Note 3 to the Condensed Consolidated Financial Statements) to make a one-time principal repayment of $1.3 million on the term loan. The credit facility matures on October 31, 2003.


     On October 10, 2000, the Company entered into an agreement with a lender for a three year, $7.0 million loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable at maturity. The loan matures on October 31, 2003. The loan is secured by substantially all of the Company's assets. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company's common stock at an exercise price of $4.42 per share. On October 31, 2001, the lender exercised all of the stock warrants issued in connection with the loan. In lieu of paying the exercise price to the Company in cash, the lender elected to convert the warrants on a cashless basis in accordance with the provisions of the agreement. As a result, the Company issued 266,807 new shares of its common stock to the lender and ATP received no cash proceeds from the exercise. This transaction will be reflected in the Company's financial statements during the fourth quarter of 2001.

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

     At September 28, 2001, the Company's backlog of orders and long-term contracts was approximately $735 million, compared to $559 million and $503 million at December 31, 2000 and September 29, 2000, respectively. The backlog includes firm released orders of approximately $215 million, $156 million and $118 million at September 28, 2001, December 31, 2000 and September 29, 2000, respectively. The increase in backlog reflects increased orders received for biological and chemical detection and protection systems, military shelters and components on several advanced composites programs.

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

                                     ADVANCED TECHNICAL PRODUCTS, INC.
                                     ---------------------------------
                                               (Registrant)




Dated:  April 1, 2002            By:  /S/ James P. Hobt
                                     ---------------------------------
                                     James P. Hobt, Chief Financial and
                                     Accounting Officer, Treasurer and Secretary