Form 10-K
period 2001-12-31
ADVANCED TECHNICAL PRODUCTS INC
filed 2002-04-01
CIK 60911

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

     [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 2002 was $116,268,326 (4,387,484 shares at $26.50 per share, the closing price of the registrant's common stock on the Nasdaq National Market on March 28, 2002). As of that date, 5,886,997 shares of the Company's Common Stock were outstanding.

================================================================================

                                     PART I

ITEM 1.                             BUSINESS

General

     Advanced Technical Products, Inc. (ATP or the Company) is a Delaware corporation that manufactures advanced composite structures, chemical and biological detection and protection products, and specialty vehicle electronics through four business units: Intellitec, Lincoln Composites, Lunn Industries and Marion Composites. These products are categorized into three principal business segments: (i) Aerospace and Defense, (ii) Commercial Composites and (iii) Other Products. The Aerospace and Defense segment designs, develops and manufactures advanced composite material products, including radomes, aircraft components, missile and satellite composite structures, engine components, rocket motor cases, pressure vessels, relocatable shelters, missile launch tubes, torque shafts and fuel tanks, as well as a wide range of integrated defense systems including electro-optical systems, chemical and biological detection and protection systems, ordnance delivery systems and light-weight camouflage systems. The Commercial Composites segment produces compressed natural gas and hydrogen fuel tanks, oilfield tubular products used in the exploration and production of oil and gas and other composite-based commercial products. The Other Products operating segment primarily consists of a manufacturer of electrical power switching products for specialty vehicles including recreational vehicles, motor homes, conversion vans, over-the-road trucks and leisure boats. See Note 4 to the Consolidated Financial Statements of the Company for a summary of selected financial data of each reportable business segment. Through June 14, 2001, the Company also manufactured structural core materials through its former Alcore business unit, which is treated as a discontinued operation for financial reporting purposes.

Aerospace and Defense Segment

     Composite Based Products

     Radomes. ATP manufactures radomes, which are aerodynamic and environmental covers made of composite materials that shelter the antenna assembly of a radar set, for airplanes, missiles, and unmanned aerial vehicles. Management believes that ATP has approximately a 75% share of the domestic military high-performance radome market and is the sole supplier of radomes for military aircraft such as the EA6B, AV-8B, B-1, B-1B, C-5B, C-17, C-130, F-4, F-5, F-14, F-15, F-16,
F/A-18 and the JSF. In 2001, ATP received a contract to produce radomes for the Boeing 747-400, 757 and Next-Generation 737 commercial aircraft.

     Additionally, ATP owns ceramic radome manufacturing technology which enables it to manufacture high temperature, high performance radomes for interceptor missile applications. ATP has manufactured Patriot Missile radomes since 1971, and management believes that ATP has been the sole supplier for the past 17 years.

     Sales of radomes for each of 2001, 2000 and 1999 constituted 7.1%, 9.4% and 10.1%, respectively, of the total consolidated revenues of ATP.

     Aircraft Components. ATP manufactures high performance composites for both military and commercial aircraft programs. The types of composite-based products ATP manufactures for aerospace programs are canopies, doors, fuel tanks, wing and floor panels, fairings and other primary and secondary aircraft components. ATP has also participated in developmental projects that include radar absorbing materials, radar absorbing structures and frequency selective surfaces for low observable applications.

     ATP currently fabricates flap panels, winglets and landing gear doors, in addition to the nose and tail radomes, for the C-17. Management believes the C-17 is a high-priority program for the U.S. Air Force and that the production of these C-17 components will provide a stable stream of revenue for ATP for the foreseeable future.

     ATP's program to supply flap track fairings to The Aerostructures Corporation is currently in production, and 150 shipsets have been delivered as of the end of 2001. These parts are installed on the Airbus A330 and A340 aircraft. This "life of the program" contract is anticipated to cover approximately 500 Airbus aircraft.

     In December 1997, ATP entered into a long-term production alliance with General Electric Aircraft Engines (GE) pursuant to which ATP is manufacturing a composite inlet device for the GE F414-400 turbofan engine to be used in the U.S. Navy's newest fighter, the F/A-18E/F Super Hornet. In June 1998, GE placed an order with an estimated value of $65 million over five years as the initial step in the GE-ATP alliance. In 2001, this entire GE order was released into backlog.

     Sales of aircraft components for each of 2001, 2000 and 1999 constituted 20.1%, 24.3% and 22.0%, respectively, of the total consolidated revenues of ATP.

     Rocket Motor Cases. ATP manufactures a variety of filament wound rocket motor cases used in solid propellant propulsion systems that are incorporated into strategic (long-range) and tactical missile systems as well as orbiting commercial satellites and deep-space penetration spacecraft. ATP manufactures rocket motor cases for use in strategic missiles such as the D-5 Trident II, as well as for tactical missile systems such as the Patriot Advanced Capability-3 (PAC-3) and man-launched anti-tank or bunker defeat systems. ATP also manufactures the ORBUS-21D rocket motor case, which is used in conjunction with the space shuttle and other unmanned launch vehicles to place satellites into earth's orbit, and is also used on deep space missions.

     Pressure Vessels. ATP produces filament wound pressure vessels that are used predominantly in aircraft, launch vehicles, space applications, and missile systems where weight minimization is critical. These high-performance pressure vessels are typically used as a storage container for pressurized helium, hydrogen, nitrogen, xenon and other gases which are used in critical system applications, including emergency power, crew capsule impact and flotation, maneuvering, environmental, fuel feed and purge systems. Management believes that ATP has been a leader in the integration of filament winding technology in combination with metal liners that results in vessels that meet or exceed structural requirements. A number of existing pressure vessel configurations are currently qualified by prime contractors and the military. This qualification reduces competition for follow-on orders and provides a variety of products that can be offered for new applications with minimal capital investment and production lead-time. ATP manufactures pressurant tanks for Airborne Laser (ABL) and Theater High Altitude Area Defense (THAAD), which are two critical components of the nation's Ballistic Missile Defense Program.

     Fuel Tanks. ATP produces external fuel tanks which are used by the military to provide aircraft with additional operating range. The military requires all-composite external fuel tanks because they offer a significant weight advantage and improved crash survivability, greater safety in a fire, and improved gunfire protection. Management believes that ATP is currently the only qualified producer of the tank liner for the 230-Gallon Apache (AH-64) and Black Hawk (UH-60) fuel tanks for the U.S. Army. ATP continues to deliver under contracts for the production of the 480-gallon external fuel tanks for the F/A-18E/F. Deliveries extend through 2003 under the current contract.

     Vehicle/Missile Structures. ATP's vehicle/missile structure product line includes composite products used for various structural applications such as launch vehicles, space, marine and aircraft applications. Products included in this product line are missile warheads, radar housings, missile structures, aircraft and missile control surfaces and aircraft engine ducts. These structures must be light weight and have excellent structural properties in order to replace conventional metal products. These projects are usually obtained from various aerospace and defense companies and government laboratories that need to develop prototype hardware to demonstrate capabilities of advanced composites.

     Tubular Products. ATP's tubular product line includes missile launch tubes and torque shafts. The primary products in the launch tube line include the Multiple Launch Rocket System (MLRS) and the launch canister for the submarine based Tomahawk Missile. While management believes that the MLRS program is important to the U.S. Army as an effective, low-cost weapon system, the Army has a large inventory of these missiles, and the funding level for this program remains low. Composites offer desirable properties for torque shafts for various aerospace and defense applications and are presently being used in Boeing Vertol's 234 helicopter and the USMC's V-22 aircraft.

     Resin Transfer Molding. Resin transfer molding (RTM) is the fabrication of a composite component formed by pumping resin into a mold containing reinforcement material. The rough product is then removed from the mold and finished. While use of this manufacturing process is primarily driven by its lower cost, recent advances in materials and equipment have helped to make the process a viable choice for fabricating composite aircraft and military structures. ATP supplies 200 RTM parts on the Air Force's F-22 Raptor. In 2001, ATP entered into a five year contract with The Boeing Company to produce 40 RTM parts per aircraft for the F/A-18E/F Super Hornet. Also in 2001, ATP received a contract from Honeywell Engines and Systems to produce fan by-pass ducts for the TFE731-20/-40 engine.

     ATP has diversified into Vacuum Assisted Resin Transfer Molding (VARTM), which is similar to RTM except the resin is drawn into a mold through use of a vacuum, rather than pumped in under pressure. In 2001, ATP received a contract from Sikorsky to produce VARTM composite parts for the Comanche helicopter.

     Recently ATP entered into an agreement with Lockheed Martin as the selected source for RTM components on the Joint Strike Fighter (JSF). Management believes that this agreement ensures that ATP will have considerable activity on the JSF through the development and production life of this program. It is projected that there will be in excess of 3,000 JSF aircraft produced.

     Metal Bonding. ATP supplies metal bonded products through its Lunn Industries division. ATP possesses the technology and qualifications required by The Boeing Company for Phosphoric Acid Anodizing (PAA) and structural bonding to BAC 5555. This PAA capability allows ATP to service the commercial aircraft market. Numerous other qualifications allow ATP to provide products and services to the space flight, defense and industrial markets. ATP metal bonded products can be found in the Boeing 777, 747, 757, 767 and 727 commercial aircraft as well as numerous defense and satellite applications.

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

     ATP is a leader in remote chemical detection, which management expects to be a growth market for the next several years based on the latest U.S. defense budgets. ATP is currently performing under a contract to develop the Joint Services Lightweight Standoff Chemical Agent Detector (JSLSCAD). The JSLSCAD contract, awarded in 1997, consists of a cost-plus development phase worth approximately $42 million through 2003, plus options for production units potentially worth over $200 million.

     The  Company  continues  to produce the  Improved  Chemical  Agent  Monitor
(ICAM), a hand-held monitoring system designed to detect surface contamination on a wide variety of objects. Full-scale production of the ICAM is expected to continue through October 2002 under the current contract with the U.S. Army.

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

     With the need for lighter weight vehicles in the medium sized brigade that the U.S. Army has announced it is seeking to better equip, ATP also has developed the Chemical Agent Filter Unit (CAFU), which has been geared to meet the needs of this new Army initiative.

     ATP is the producer of the M28 Deployable Medical Collective Protection Equipment (DEPMEDS) and the Chemically Protected Expeditionary Support System (CP-EMEDS). These products provide a clean environment for field hospital units for both the U.S. Army and U.S. Air Force, respectively. ATP is currently in production of the CP-EMEDS which will complete in first quarter 2002. Management continues to identify further opportunities for ATP's collective protection systems and plans to pursue these opportunities throughout 2002.

     In 2000, the Company grew its defensive systems segment into the detection of biological warfare agents. ATP was awarded a contract by the U.S. Army for low rate initial production of the Joint Biological Point Detection System (JBPDS). This system provides automatic detection and identification of biological warfare agents at very low levels, triggers local and remote warning systems, and communicates threat information over standard communication systems. Management believes the JBPDS could play a major role in U.S. national defense and homeland security.

     Sales of chemical and biological defense systems and related products for each of 2001, 2000 and 1999 constituted 24.5%, 22.1% and 21.7%, respectively, of the total consolidated revenues of ATP.

     Shelters/Shelter Integration. ATP designs, develops and produces mobile military shelters and has developed leading design and automated production capabilities for honeycomb as well as foam and beam sandwich panel construction relocatable shelters. Management believes that most of the shelters in the inventory of the Department of Defense (DOD) were designed and produced by ATP or its predecessors. The Army Standard Family (ASF) Shelter is a honeycomb shelter uniquely produced by ATP. The Lightweight Mobile Shelter (LMS), also produced and patented by ATP, is a broadly used shelter type for the U.S. Army's High Mobility Multipurpose Wheeled Vehicle (HMMWV).

     ATP currently produces the Light Medium Tactical Vehicle (LMTV) shop van for Stewart & Stevenson. This foam and beam shelter is mounted on Stewart & Stevenson's 2 1/2 ton truck currently being fielded by the U.S. Army.

     ATP has recently broadened its product line with production of the unique Chemical Biological Protection System Shelter (CBPSS), initial award of Type III & IV Cargo Bed Covers (CBC), and introduction of the patented Height Reducible Electronic Enclosure (HREE). Designed for mounting on the U.S. Army's newest 2 1/2 ton truck, management believes that the HREE affords tremendous improvement in warfighter mobility and logistics, a key thrust of U.S. Army modernization plans. ATP also provides shelters to Motorola / General Dynamics under long term agreements.

     In 2001, ATP received a $132 million contract from the U.S. Army to produce Standardized Integrated Command Post System (SICPS) shelters. This shelter is mounted on the HMMWV and used for a variety of mobile communications applications. Production on the contract is scheduled to begin in 2002 and run for five years.

     Ordnance. ATP has been the sole manufacturer of the Volcano launcher system. Customers for this system include the U.S. Army and defense prime contractors. The Company's current focus is on support to fielded systems and the development of alternative applications of this proven delivery system.

     Tactical Deception. In 2001, ATP was awarded a contract for additional Lightweight Camouflage Screen Systems (LCSS) by the U.S. Army Communications Electronics Command (CECOM) of Ft. Monmouth, New Jersey. Production of LCSS will continue through mid-year 2002. Based on its review of the market for such products, management believes that ATP is a leading producer of tactical deception products for the U.S. Armed Forces and other military customers and has delivered approximately one million modules of U.S. military LCSS.

Commercial Composites Segment

     Natural Gas Vehicle (NGV) Fuel Tanks

     ATP believes it maintains the dominant market share in the delivery of all-composite fuel tanks that contain compressed natural gas and hydrogen for use as a vehicle fuel. The demand for alternatively fueled vehicles in North America continues to be driven by the public's demand for a reduction in exhaust fumes, and federal legislation that provides incentives or tax credits for the use of alternative fuels. Management believes that increased emphasis on relying on more environmentally-friendly energy sources and on reducing the country's dependence on foreign oil imports continue to associate national security with greater use of alternate fuels. Primary customers include original equipment manufacturers (OEMs) that design and build light duty sedans, transit buses, school buses and high fuel use fleet vehicles. Other customers include vehicle up-fitters or modifiers who install natural gas fueling and storage components to existing vehicles. ATP performs particularly valuable custom design work to allow ease of tank installation and mounting provisions. The Company believes that its background in aerospace projects provides the foundation for the successful design, development and production of fuel storage systems (versus tanks alone) that can contain natural gas or hydrogen in a fashion that couples very high reliability with light weight. Also, the international market continues to offer increased revenue potential. In 2001, ATP introduced the largest natural gas vehicle fuel tank in the world. This tank was developed in direct response to industry request and offers the industry reduced weight and increased range advantages. In 2001 the Company also announced that its Tuffshell(TM) fuel tank design had been selected by a major Japanese OEM for use in its prototype Fuel Cell Vehicle program as the container for on-board hydrogen storage. ATP believes that demand for its pressure vessel technology will increase as Hybrid Electric Fuel Cells will require storage pressures that approach 10,000 psi.

     Sales of NGV fuel tanks and related products for each of 2001, 2000 and 1999 constituted 9.2%, 13.0%, and 9.7%, respectively, of the total consolidated revenues of ATP.

     Oil and Gas Exploration Products

     Current deepwater oil completion and production technology utilizes heavy steel tubular systems that require expensive tensioning and buoyancy systems whose designs are often governed by fatigue considerations. Management believes that composite marine risers provide advantages over conventional steel risers because composite materials are lighter weight, more fatigue and corrosion resistant, better thermal insulators and can be designed for improved structural and mechanical performance. Overall, production platform cost reductions are possible as a result of the lower weight and greater compliance of composite risers, along with improvements in system reliability. ATP has completed the development of a composite rigid riser for use in deepwater oil production and is currently exploring field testing opportunities for oilfield products including: production risers, tubing risers, drill risers, choke & kill lines and auxiliary lines.

     ATP applied the NGV all-composite tank technology to develop an accumulator tank for the Production Riser Tensioning system on off-shore platforms. There are as many as four accumulators per well, and the new platforms have in excess of 25 wells per platform. The all-composite accumulator is lighter weight, non-corrosive and competitively priced with all-steel accumulators. The ATP accumulator meets ASME Code X, and management believes that currently there is not a qualified competitor for this product. These accumulators offer some significant advantages for the platform, and, as a result, the related revenue is expected to increase over the next several years.

Other Products Segment

     The Company's Specialty Vehicle Electronics (SVE) group is engaged in the design and manufacture of electronic products for the specialty vehicle market that are primarily used to distribute and control electrical power throughout the vehicles. This market includes recreational vehicles (RVs), trucks, buses, boats, emergency response, and other vehicles. Currently, ATP sells approximately 250 different products, most of which have been introduced to meet a customer's request to solve a particular problem.

     ATP's products in this segment fall into three main categories: battery run-down protection and charging, power switching and control, and 120 volt AC energy management. Many of the battery run-down protection and charging products are centered around ATP's patented disconnect relay. The power switching and distribution products center on ATP's unique patented multiplex system. ATP's patented 120 volt AC energy management products are used in RVs to minimize the overloading of circuit breakers. Management believes that all major motor home OEMs currently utilize ATP's electrical products.

     ATP is currently directing efforts at increasing its market penetration into the truck, bus and marine industries and increasing sales to major vehicle fleet operators. ATP has an agreement with Waltco Truck Equipment Co., one of the world's largest manufacturers of lift gates, to be their exclusive source of electronic and electrical components. The initial products include a unique weatherproof "Super Switch" and a controller to prevent damage to the electro-hydraulic pump motor caused by overuse of the lift gate. Also, ATP supplies unique energy management systems to Fleetwood Enterprises, Monaco Corp. and Winnebago Industries, the three largest manufacturers of motor homes. Management believes that approximately half of all motor homes being built have ATP's energy management systems installed.

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

Discontinued Operations

     After adopting a formal plan to sell its Structural Core Materials segment, which consisted of the operations of its Alcore and Alcore Brigantine S.A. subsidiaries, on June 14, 2001, the Company completed the sale of certain assets of Alcore and 100% of the stock of the Alcore Brigantine S.A. subsidiary to a subsidiary of the M.C. Gill Corporation.

Competition and Markets

     ATP competes with many manufacturers that, depending on the product involved, range from large diversified enterprises to smaller companies specializing in particular products. Management believes that factors that affect ATP's competitive posture are the quality of products and services, the ability to employ certain technologies and pricing strategies. ATP competes by defining and understanding customer and market needs, using its technology base to develop new product applications that meet those needs, communicating and demonstrating the technical advantage of its products, and building long-term relationships with its customers.

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

Marketing and Customers

     ATP markets its aerospace and defense products directly to its customers through its sales force, active membership in various industry groups, and by participation in industry trade shows. ATP's aerospace and defense products are sold primarily to agencies of the United States government and to commercial customers in the aerospace industry. In 2001 and 2000, sales to the United States government either directly or by subcontract constituted 74% and 69%, respectively, of ATP's total consolidated revenue. Major customers include The Boeing Company, Lockheed Martin Corporation and General Electric (GE Aircraft Engines). Combined aerospace and defense product sales to these customers, most of which are included above as United States government sales by subcontract, represented approximately 34% of ATP's total consolidated revenues during 2001. ATP's aerospace and defense products are generally designed and developed to customer specifications.

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

Backlog

     ATP's total backlog of contracts as of December 31, 2001 was approximately $714 million as compared to approximately $559 million as of December 31, 2000. These year-end backlogs include options or unreleased orders of approximately $515 million and $403 million for 2001 and 2000, respectively. The backlog predominantly relates to the aerospace and defense segment. Released backlog represents the estimated value of contracts for which ATP is authorized to incur costs, but for which revenue has not yet been recognized. The released backlog consists of firm contracts, and although they can be and sometimes are modified or terminated, the amount of modifications and terminations historically has been limited compared to total contract volume.

Government Contracts

     Because sales are predominantly derived from contracts with agencies of the United States government and its prime subcontractors, ATP's revenues are directly affected by the government's budget process, and inadequate funding of the operation and maintenance portion of the DOD budget or a reduction in the budgeted amount for certain programs could have an adverse impact on the revenue of ATP. All government contracts, and, in general, subcontracts thereunder are subject to termination in whole or in part at the convenience of the United States government as well as for default. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. However, with respect to most contracts involving the military, ATP would be entitled to receive cancellation payments upon cancellation of such contracts.

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

Research and Development

     Excluding costs reimbursed under federally funded research and development contracts, ATP has spent $721,000, $208,000 and $417,000 for each of 2001, 2000 and 1999, respectively, on research and development. The research and development expenses predominantly relate to the aerospace and defense segment.

Seasonality

     No material portion of ATP's business is considered seasonal. However, revenues in the second half of the year have exceeded revenues in the first half of the year for three of the last five years, and operating earnings in the second half of the year have exceeded operating earnings in the first half of the year for four of the last five years. Factors that may affect the timing of revenues include the timing of government contract awards, the availability of government funding and customer delivery and acceptance schedules.

Foreign Operations

     Sales to customers outside the United States totaled approximately 10.7%, 11.0% and 8.4% of ATP's total revenues for each of 2001, 2000 and 1999, respectively. See Note 4 to the Consolidated Financial Statements of the Company for additional disclosure of geographical financial data.

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

Employees

     At December 31, 2001, ATP had 1,405 employees. Approximately 38% of ATP's employees are covered by four separate collective bargaining agreements with various international and local unions. ATP's management considers employee relations generally to be good and believes that the probability is remote that renegotiating these contracts will have a material adverse effect on its business.

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

                                                     Approximate      Leased
                                                       Square           or
                                                       Footage         Owned
                                                       -------         -----
     Marion Composites Division:
         Marion, Virginia..........................   1,019,000        Owned

     Intellitec Division:
         Deland, Florida...........................     353,000        Owned

     Lincoln Composites Division:
         Lincoln, Nebraska.........................     226,000        Owned
         Lincoln, Nebraska.........................     126,000       Leased

     Lunn Industries Division:
         Glen Cove, New York.......................      93,000       Leased

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

     ATP pays approximately $612,000 in annual rental expense with respect to its principal leased manufacturing facilities, of which approximately $294,000 relates to facilities in Lincoln, Nebraska, and $318,000 relates to facilities in Glen Cove, New York.

     Leases covering ATP's leased facilities expire at varying dates generally within the next 12 years. ATP anticipates no difficulty in either retaining occupancy through lease renewals, month-to-month occupancy or purchases of
leased   facilities,   or  replacing  the  leased   facilities  with  equivalent
facilities.

     The above table excludes a lease of a manufacturing facility located in Jessup, Maryland which is no longer being used by ATP in its operations. As of December 31, 2001, the Company has subleased substantially all of the Jessup facility. Management has estimated the amount of remaining lease obligation costs in excess of anticipated future sublease income to be $221,000 at December 31, 2001, and a liability of the same amount is included as an accrued expense on the Company's Consolidated Balance Sheet at December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

     On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation (NYSDEC), sent a letter to the Company, claiming that the Company's Lunn Industries division
(Lunn) is a potentially responsible party (PRP) with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for NYSDEC's response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 13 PRPs identified for the Babylon Landfill. NYSDEC documents indicate that Lunn did transmit waste to the Babylon Landfill, although it is currently unclear to what extent Lunn contributed to contamination of the landfill. As a PRP, the Company may be required to pay a portion of the costs of evaluation and cleanup of this site. Lawsuits and claims involving additional environmental matters may arise from time to time. The New York Attorney General's investigation of the inactive CERCLA site in Babylon, New York is in a preliminary stage, and as a result, management has based its assessment of potential liability and remediation costs on currently available facts, the number of PRPs identified, documentation available, currently anticipated and reasonably identifiable remediation costs, existing technology, presently enacted laws and regulations and other factors. While the Company may have rights of contribution or reimbursement under insurance policies, such issues are not factors in management's estimation of liability. The Company cannot presently determine the extent of its liability, if any, however, based on the foregoing factors, management believes that it is unlikely that the resolution of the matter at the inactive Babylon, New York site will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The Company has not recorded any liability for the contingency as of December 31, 2001.

     During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court - District of Maryland as part of a governmental investigation. Additionally, in January 2000, the Company was notified of an investigation by the United States Securities and Exchange Commission (SEC) regarding these matters. The Company and management are cooperating fully with these investigations.

     On July 23, 2001, the United States Attorney for the District of Maryland unsealed a criminal indictment against Alcore's former chief executive officer
(CEO), alleging that he engaged in securities fraud and other offenses. A criminal information was also filed by the United States Attorney against Alcore's former chief financial officer, who pleaded guilty on October 4, 2001, to one count of conspiracy to make false statements. Simultaneously, the SEC filed a civil complaint against the two individuals, alleging securities fraud and other offenses. The employment of these individuals was terminated by the Company in March 2000. Alcore was sold by the Company in June 2001. The Company retained Alcore's liabilities, including any liabilities associated with the Government's investigations. Neither the Company nor Alcore was named as a defendant in the proceedings brought against the two individuals by the U.S. Attorney and the SEC.

     In June 2001, the Company was notified by the SEC staff that it is evaluating whether to recommend that the SEC bring an action against the Company and members of its management for violations of the antifraud and other provisions of the federal securities laws based on failure to discover the activities at Alcore referred to above. In July 2001, the Company, James Carter, a former Chairman and CEO of the Company and a current director of the Company, and Garrett Dominy, the current CEO and a director of the Company, each made so-called "Wells submissions" to the SEC stating why they believe that they should not be charged with violations of the federal securities laws in connection with the Alcore investigation. Additional submissions were made in September and October of 2001 and February of 2002. The outcome of the SEC's investigation of the Company is uncertain at this time. Based on information currently available, however, the Company believes that the SEC's investigation will not have a material adverse impact on its financial position or future results of operations.

     The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. During October 2000, the lawsuits were consolidated and in January 2001, an amended complaint was filed. The lawsuit asserts securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company's 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuit purports to be brought on behalf of a class consisting of all persons who purchased the Company's common stock in the period from April 1998 through April 2000. During January 2002, a memorandum of understanding (MOU) was entered into by the Company and plaintiffs' counsel outlining terms and conditions for settlement of the suit. The MOU provides for a settlement amount of $2,950,000, $983,000 of which would be paid by the Company and $1,967,000 of which would be paid by the Company's insurance carrier. The settlement is subject to notice to the class, approval by the court and other conditions. If final court approval is received and payment is made, the Company will be released from all further claims held or made by the shareholder class with respect to matters raised in the suit. Court approval is anticipated in the second quarter of 2002. The Company's portion of the settlement was accrued during the fourth quarter of 2001 and is included as other expense in the accompanying Consolidated Statements of Operations.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ATP's common stock is traded on the National Market System of the Nasdaq Stock Market, Inc. under the symbol ""TPX". The following table sets forth the high and low sales prices of ATP common stock for the calendar quarters indicated, as reported by the Nasdaq Stock Market, Inc.:

                                                      Market Price
                                                      ------------

     Fiscal Year Ended December 31,                   High         Low
     ------------------------------                   ----         ---

     2001
     Fourth Quarter.............................    $ 29.510     $ 15.070
     Third Quarter..............................    $ 19.620     $  7.950
     Second Quarter.............................    $  9.090     $  6.630
     First Quarter..............................    $  7.880     $  6.130

     2000
     Fourth Quarter.............................    $  8.468     $  2.750
     Third Quarter..............................    $  4.000     $  1.781
     Second Quarter.............................    $  7.937     $  3.218
     First Quarter..............................    $ 14.312     $  4.000

     On March 29, 2002, ATP had approximately 2,100 stockholders of record. The last reported sales price of ATP's common stock on such date was $26.50.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below as of and for the years ended December 31, 1997 through December 31, 2001, have been derived from the audited financial statements of ATP. The information presented below should be read in conjunction with Item 7, "Management's" Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of ATP and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                                     As of and for the Year Ended:
                                                                             (in thousands, except per share information)
                                                                  ------------------------------------------------------------------
                                                                   Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,
                                                                     2001          2000          1999          1998          1997
                                                                  ----------    ----------    ----------    ----------    ----------
Income Statement Data:
Net revenues                                                      $  198,408    $  170,725    $  159,777    $  142,617    $  116,870
Cost of revenues                                                     150,763       130,466       124,189       111,005        89,308
                                                                  ----------    ----------    ----------    ----------    ----------
Gross profit                                                          47,645        40,259        35,588        31,612        27,562
General and administrative
    expenses                                                          25,543        24,628        24,019        21,310        18,593
                                                                  ----------    ----------    ----------    ----------    ----------
Operating income                                                      22,102        15,631        11,569        10,302         8,969
Interest expense                                                       3,523         3,409         2,661         2,564         2,208
Other expense                                                          2,654           203            --            --            --
                                                                  ----------    ----------    ----------    ----------    ----------
Income before income tax expense                                      15,925        12,019         8,908         7,738         6,761
Income tax expense                                                     6,074         4,628         3,430         2,979         2,603
                                                                  ----------    ----------    ----------    ----------    ----------
Income from continuing operations                                      9,851         7,391         5,478         4,759         4,158

Income (loss) from discontinued operations
   (net of income taxes)                                              (1,379)      (14,713)       (8,638)         (760)           50
                                                                  ----------    ----------    ----------    ----------    ----------
Net income (loss)                                                 $    8,472    $   (7,322)   $   (3,160)   $    3,999    $    4,208
                                                                  ==========    ==========    ==========    ==========    ==========

EPS Data:
   Basic:
       Income from continuing operations                          $     1.79    $     1.37    $     1.02    $     0.89    $     0.98
       Income (loss) from discontinued operations                      (0.25)        (2.76)        (1.63)        (0.15)         0.01
                                                                  ----------    ----------    ----------    ----------    ----------
       Net income (loss)                                          $     1.54    $    (1.39)   $    (0.61)   $     0.74    $     0.99
                                                                  ==========    ==========    ==========    ==========    ==========

   Diluted:
       Income from continuing operations                          $     1.65    $     1.32    $     0.98    $     0.85    $     0.94
       Income (loss) from discontinued operations                      (0.24)        (2.66)        (1.57)        (0.14)         0.01
                                                                  ----------    ----------    ----------    ----------    ----------
       Net income (loss)                                          $     1.41    $    (1.34)   $    (0.59)   $     0.71    $     0.95
                                                                  ==========    ==========    ==========    ==========    ==========

Balance Sheet Data:
Working capital                                                   $   32,841    $   24,680    $   15,518    $   16,434    $   16,480
Total assets                                                         103,992        98,002       101,998       100,677        85,423
Long-term debt, including
    current portion                                                   20,066        27,068        25,924        23,161        18,787
Redeemable 8% cumulative
    preferred stock                                                       --         1,000         1,000         1,000         1,000
Common shareholders' equity                                           30,874        20,023        27,816        30,109        26,494

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements of ATP and related notes contained elsewhere in this Annual Report on Form 10-K.

Business Environment

     Historically, approximately 60% to 80% of ATP's products and services have been sold to the United States government through prime contracts directly with governmental agencies, primarily the DOD, or through subcontracts with other governmental contractors. In recent years, domestic and worldwide political and economic developments have significantly affected the markets for advanced technology defense products and services. Significant recent developments that have impacted the Company and the defense industry in general include the terrorists' attacks on the United States of September 11, 2001, which exposed defense vulnerabilities in security and our overall homeland defense, and the conclusions of the Quadrennial Defense Review (QDR), which reflect a transformation to a military readiness policy of developing specific capabilities for overall national defense compared to the previous policy designed for defeating a specific enemy threat. Transforming the nation's defense to a capabilities-based approach involves creating the ability for a more flexible military response with greater force mobility, improved space and missile defense capabilities and an increased emphasis on homeland defense.

      President Bush's proposed DOD budget for fiscal year 2003 and beyond reflects the above-mentioned increased needs for homeland security and the transformation of the national defense policy. While there is no assurance that the proposed DOD budget levels will be approved by Congress, the current defense budget outlook reflects growth in spending levels. A major portion of ATP's DOD business is expected to be funded by the procurement, operations and maintenance, and research, development, test and evaluation segments of the defense budget. Budget increases are projected for each of these segments over the next several years. Although there are uncertainties relative to the level of growth and the amount of the budget that will be allocated to defense programs in which the Company participates, management believes that ATP's experience and capabilities are well aligned with the U.S. defense priorities.

Accounting Policies

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

     Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term contracts, valuation of inventories, income tax recognition of deferred tax items and accruals for loss contracts and contingencies. Our policy and related procedures for revenue recognition on long-term contracts and inventories are summarized below. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

     Revenues and anticipated profits under long-term fixed price production contracts are recorded on the percentage of completion method, principally using units-of-delivery as the measurement basis for effort accomplished. Delivery of units are generally made upon acceptance by the customer in accordance with contract terms. Revenues under certain long-term fixed price development contracts which require a significant amount of non-recurring effort in relation to total contract value are recorded based on the accomplishment of milestones as specified by contract terms. Revenues under cost reimbursable type contracts are recorded as costs are incurred. Amounts representing claims for equitable adjustment are included in estimates of future contract revenues used for preparing estimates of contract profitability at completion only when management believes that realization is probable and amounts can be reasonably estimated. Estimated losses on contracts are recorded in full when identified.

     The percentage of completion method of accounting involves the use of various estimating techniques to project costs at completion and includes estimates of recoveries asserted against customers for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements. The Company reevaluates its contract estimates periodically and such changes are reflected in results of operations as a change in accounting estimate in the period the revisions are determined.

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

     If in-process inventory plus estimated costs to complete a specific contract exceeds the anticipated remaining sales value of such contract, such excess is charged to current earnings, thus reducing inventory to estimated realizable value.

Discontinued Operations

     On June 30, 2000, the Company adopted a formal plan to sell its Structural Core Materials segment, which consisted of the operations of its Alcore and Alcore Brigantine S.A. subsidiaries. On June 14, 2001, the Company completed the sale of certain assets of Alcore and 100% of the stock of the Alcore Brigantine S.A. subsidiary to a subsidiary of the M.C. Gill Corporation.

     The following discussion relates to the Company's results of operations as restated to account for the Structural Core Materials segment as a discontinued operation for all years reported.

Results of Operations

     The following table sets forth, for the years indicated, the components of the statements of operations expressed as a percentage of revenues.

                                             2001          2000          1999
                                           -------       -------       -------

Net revenues                                 100.0%        100.0%        100.0%
Cost of revenues                              76.0%         76.4%         77.7%
                                           -------       -------       -------
Gross profit                                  24.0%         23.6%         22.3%
General and administrative
    expenses                                  12.9%         14.4%         15.0%
                                           -------       -------       -------
Operating income                              11.1%          9.2%          7.3%
Interest expense                               1.8%          2.0%          1.7%
Other expense                                  1.3%          0.1%          0.0%
                                           -------       -------       -------
Income before income taxes                     8.0%          7.1%          5.6%
Income tax expense                             3.1%          2.7%          2.1%
                                           -------       -------       -------
Income from continuing operations              4.9%          4.4%          3.5%
Loss from discontinued operations
   (net of income taxes)                      (0.7)%        (8.6)%        (5.4)%
                                           -------       -------       -------
Net income (loss)                              4.2%         (4.2)%        (1.9)%
                                           =======       =======       =======

     During 2001, the Company incurred certain non-operating pre-tax charges of $2.7 million relating to a settlement of a class action lawsuit and legal costs primarily associated with an investigation by the SEC. The Company also incurred non-cash expenses in 2001 totaling $0.9 million (pre-tax) relating to appreciation in the market value of Company common stock held in trust by the ATP Deferred Compensation Plan. The Company has amended the plan so that, commencing with the second quarter of 2002, no further income statement impact will result from future changes in the price of the Company's shares held in the trust. During 2000, the Company incurred pre-tax charges of $1.5 million consisting of non-recurring costs related to an aborted sale of the Company and executive severance, and non-operating legal costs associated with the SEC investigation. The following is a reconciliation of operating results as reported using Generally Accepted Accounting Principles ("GAAP") to Pro Forma reporting to exclude the aforementioned non-operating, non-cash and non-recurring charges (in thousands, except per share amounts):

                                                                                         Income         Income From     Diluted EPS:
                                                         Net           Operating      Before Income     Continuing       Continuing
                                                      Revenues           Income        Tax Expense      Operations       Operations
                                                      ---------        ---------        ---------        ---------        ---------
Year - 2001
  GAAP Reporting                                      $ 198,408        $  22,102        $  15,925        $   9,851        $    1.65
  Pro Forma Adjustments:
      Class action lawsuit settlement                        --               --              983              608             0.10
      Legal costs of investigation                           --               --            1,671            1,033             0.17
      Non-cash expense relating to
        appreciation in value of Company
        common stock held in connection
        with deferred compensation plan                      --              940              940              578             0.10
                                                      ---------        ---------        ---------        ---------        ---------
  Pro Forma Reporting                                 $ 198,408        $  23,042        $  19,519        $  12,070        $    2.02
                                                      =========        =========        =========        =========        =========

Year - 2000
  GAAP Reporting                                      $ 170,725        $  15,631        $  12,019        $   7,391        $    1.32
  Pro Forma Adjustments:
      Aborted sale of Company                                --              750              750              461             0.08
      Executive severance                                   525              525              323                              0.06
      Legal costs of investigation                           --               --              203              125             0.02
                                                      ---------        ---------        ---------        ---------        ---------
  Pro Forma Reporting                                 $ 170,725        $  16,906        $  13,497        $   8,300        $    1.48
                                                      =========        =========        =========        =========        =========

Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

     Revenues increased $27.7 million, or 16.2% from $170.7 million in 2000 to $198.4 million in 2001. The increase in revenues for the year was primarily attributable to increased deliveries for Aerospace and Defense programs, including ongoing programs for chemical and biological detection and protection systems, tactical deception products, shelter systems and advanced composite components. In particular, significant sales increases resulted on ATP's contracts for: (1) the Joint Biological Point Detection System (JBPDS), (2) upgrades and refurbishments of chemical agent monitors used by the U.S. Armed Forces, (3) Lightweight Camouflage Screen Systems (LCSS), and (4) advanced composite components on several military aircraft programs, including the F-18E/F and C-17 aircraft.

     Gross profit as a percentage of revenues was 24.0% in 2001 compared to 23.6% in 2000. The increase was primarily attributable to a slightly more favorable mix of sales and cost efficiencies associated with increased sales.

General and administrative expenses increased $0.9 million, or 3.7% from $24.6 million in 2000 to $25.5 million in 2001. General and administrative expenses include non-recurring charges of $1.3 million recorded in the second quarter of 2000, including costs incurred in connection with the termination of a January 2000 merger agreement and executive severance costs. 2001 expenses include non-cash charges of $0.9 million relating to increases in deferred compensation obligations resulting from the appreciation during 2001 in the market value of Company common stock held in a rabbi trust pursuant to the terms of the ATP Deferred Compensation Plan. Although management believes that the Company has no real economic exposure to these non-cash gains or losses associated with changes in the deferred compensation obligation resulting from market value fluctuations of shares of its common stock held in the rabbi trust for participants in the Plan, in accordance with Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested ("EITF No. 97-14"), as published by the Emerging Issues Task Force of the Financial Accounting Standards Board, the shares of Company stock held in the rabbi trust are accounted for as treasury stock, and accordingly general and administrative expense includes adjustments to reflect the elimination of market value increases in the shares of Company stock held in the rabbi trust. In addition, the Company has amended the Plan to require investments in Company stock to be settled with Company stock so that, commencing with the second quarter of 2002, no further income statement impact will result from future changes in the price of the Company's shares held in the rabbi trust. Excluding the non-recurring and non-cash charges, general and administrative expenses increased by $1.3 million, and, as a percentage of revenues, decreased from 13.7% in 2000 to 12.4% in 2001. The increase in general and administrative dollar expense, excluding the non-recurring and non-cash charges, is primarily the result of increased independent research and development spending and increased healthcare costs. The reduction of general and administrative expenses as a percentage of revenues is attributable to the increased revenues in 2001 compared to 2000.

     Operating income was $22.1 million, or 11.1% of revenues, in 2001, compared to $15.6 million, or 9.2% of revenues, in 2000. The higher operating income for 2001 compared to 2000 results partially from the non-recurring general and administrative costs of $1.3 million incurred in 2000 as discussed in the previous paragraph. Excluding these non-recurring charges, and the non-cash general and administrative expenses of $0.9 million relating to the market value increases in Company stock held by the deferred compensation trust discussed above, operating income increased $6.1 million for 2001 compared to 2000, or 36.3%, primarily because of the combination of increased revenues and gross profits and relatively flat general and administrative expenses.

     Interest expense in 2001 increased $114,000, or 3.3%, reflecting the combination of a relatively high effective interest rate on the subordinated loan obtained in the fourth quarter of 2000 (and outstanding during all of 2001) and a reduction in the amount of interest expense allocated to discontinued operations in 2001 compared to 2000 following the disposal of the Alcore operations in June 2001. These increases were mostly offset by lower interest expense on the Company's revolving credit facility and senior term loans resulting from a significant reduction in the average interest rates in effect for these loans in 2001 compared to 2000.

     Other expense consists of certain legal and other non-operating costs incurred in connection with the Company's governmental investigations relating to Alcore and a class action shareholder lawsuit. Other expense increased from $0.2 million in 2000 to $2.7 million in 2001. The increase was attributable to a combination of: (1) a fourth quarter 2001 non-recurring charge of $983,000 representing the Company's anticipated share of costs resulting from a preliminary settlement agreement reached with plaintiffs' counsel on the pending class action lawsuit, and (2) an increase in legal costs resulting from increased activity with the various Alcore investigations during 2001 compared to 2000, during which such costs were initially incurred by the Company in the fourth quarter. Although the future legal costs of the investigations cannot be predicted with certainty, management of ATP believes that such costs will be significantly lower during 2002 compared to 2001.

     Income tax expense was $6.1 million in 2001 compared to $4.6 million in 2000. The increase primarily results from higher income before taxes. The effective income tax rate was 38.2% for 2001 and 38.5% for 2000.

     Total loss from discontinued operations decreased by $13.3 million, from $14.7 million in 2000 to $1.4 million in 2001. The 2000 loss includes an after-tax provision of $10.0 million for the estimated loss on disposal of the discontinued Structural Core Material business segment, including estimated future operating losses during the phase-out period of the discontinued segment. Operating losses incurred by the Structural Core Materials segment during 2001 were charged to the Company's reserve for loss on disposal of segment recorded as of December 31, 2000. During the second quarter of 2001, an after-tax charge of $1.4 million was recorded as a loss from discontinued operations to reflect the amount by which actual operating losses of Alcore exceeded previous estimates, and revisions of the final selling price of assets sold and the estimated net realizable value of the retained assets of Alcore that are in the process of being liquidated.

Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

     Revenues increased $10.9 million, or 6.9% from $159.8 million in 1999 to $170.7 million in 2000. Positive revenue variations in 2000 compared to 1999 include: (1) increased deliveries of composite components on several long-term aerospace and defense programs, including the F-18E/F and C-17 military aircraft and the Airbus A330 and A340 commercial aircraft, (2) increased shipments of the Company's commercial composites products and (3) increased revenues on chemical defense contracts, primarily from the Multi-Purpose Integrated Chemical Agent Detector (MICAD) program.

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

Financial Condition and Liquidity

     Cash flow provided by operations was $13.6 million for 2001 compared to $8,000 of net cash used in operations in 2000. Working capital, excluding short-term debt balances, increased $3.2 million in 2001 to $55.4 million.
Changes in working capital during 2001 included: (1) an increase of $11.6 million in inventories, reflecting a cost build-up to meet the requirements of generally higher business activity levels, (2) an increase of $8.3 million in accounts payable and accrued expenses, due to increased inventory levels, an increase in accrued income taxes resulting from higher net income in 2001 compared to 2000 and an increase in payments in advance from certain customers on long-term contracts, (3) a decrease of $1.7 million in prepaid and current income taxes resulting from the application of prior year prepaid and deferred tax asset balances to satisfy tax liabilities generated by income earned in the first half of 2001, (4) an increase in prepaid expenses and other current assets of $1.3 million, including $875,000 representing the current portion of the promissory note from the buyer of the Company's discontinued Alcore operation in 2001 and (5) an increase of $0.3 million in other working capital components. Net cash used in investing activities totaled $0.9 million in 2001, the combination of capital expenditures totaling $4.5 million offset by $3.6 million of cash proceeds from the disposal of certain assets of the Company's discontinued Structural Core Materials business segment.

     On October 10, 2000, the Company entered into a new financing agreement with its primary lender. At December 31, 2001, the Company's credit facility with this lending institution totaled $41.2 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) a $12.6 million term loan and (3) a $1.6 million capital equipment loan. As of December 31, 2001, the Company had approximately $9.2 million of unused borrowing availability on this credit facility, net of $1.3 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($0.8 million) and other items ($0.5 million). The credit facility matures on October 31, 2003. The term loan is payable quarterly based on a seven-year amortization period. Equipment loan principal payments are made monthly based on a five-year amortization period. The agreement also stipulates that the Company will make annual mandatory prepayments of the term loan principal in an amount equal to 40% of annual excess cash flow, as defined by the agreement. Such prepayments are due within ninety days of the end of the year, commencing with the year ending December 31, 2001. The prepayment requirement based on excess cash flow for 2001 is approximately $1.9 million, which has been classified as short-term debt in the Company's Consolidated Balance Sheet at December 31, 2001. The interest rates on the loans are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan ranging from prime plus 0.50% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. Interest is paid monthly in arrears on all loans. The weighted average interest rates in effect at December 31, 2001 and 2000 for the revolving, term and equipment loans were as follows:

                                              2001         2000
                                              ----         ----
                 Revolving loans              3.30%        9.53%
                 Term loans                   3.97%        9.91%
                 Equipment loans              4.34%        9.94%

In accordance with the financing agreement, the Company used part of the proceeds received from the sale of certain assets of its discontinued Alcore operations on June 14, 2001 to make a one-time principal repayment of $1.3 million on the term loan. The Company is subject to several financial and nonfinancial covenants under the credit facility. At December 31, 2001, the Company was in violation of a financial covenant limiting the amount of annual capital expenditures. The violation was cured as a result of a waiver letter dated February 15, 2002.

     On October 10, 2000, the Company entered into an agreement with a lender for a three year, $7,000,000 million loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable currently, or at maturity at the Company's discretion. The loan matures on October 31, 2003. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company's common stock at an exercise price of $4.42 per share. On October 31, 2001, the lender exercised all of the 320,000 stock warrants issued in connection with the loan. In lieu of paying the exercise price to the Company in cash, the lender elected to convert the warrants on a cashless basis in accordance with the provisions of the agreement. As a result, the Company issued 266,807 new shares of its common stock to the lender and ATP received no cash proceeds from the exercise. The lender subsequently sold all of these shares on the public market. The Company is subject to several financial and nonfinancial covenants under the loan agreement. At December 31, 2001, the Company was in violation of a financial covenant limiting the amount of annual capital expenditures. The violation was cured as a result of a waiver letter dated February 28, 2002.

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

     At December 31, 2001, the Company's backlog of orders and long-term contracts was approximately $714 million compared to $559 million and $549 million at December 31, 2000 and 1999, respectively. The backlog includes firm released orders of approximately $199 million, $156 million and $146 million at December 31, 2001, 2000 and 1999, respectively. Released backlog represents the estimated value of contracts for which ATP is authorized to incur costs, but for which revenue has not yet been recognized. The released backlog consists of firm contracts, and although they can be and sometimes are modified or terminated, the amount of modifications and terminations historically has been limited compared to total contract volume. The increase in backlog reflects increased orders received for biological and chemical detection and protection systems, military shelters and components on several advanced composites programs. Approximately 74% of the Company's firm released backlog at December 31, 2001 is expected to be delivered in 2002.

       As discussed above, the Company made capital expenditures totaling $4.5 million during 2001, which have been financed by a combination of cash flow from operations and increased borrowings under the revolving loan portion of the Company's credit facility. Capital expenditures in 2001 consisted primarily of machinery and equipment purchases relating to specific Aerospace and Defense programs and information system investments. The Company invested approximately $8.7 million, excluding Alcore, in capital equipment and facility improvements during the two-year period ending December 31, 1999. These investments were made primarily in support of several new long-term Aerospace and Defense contracts that are now in full production, and facility and equipment upgrades relating to NGV tank production. As a result of the capital investments made during 1998 and 1999, capital expenditures during 2000 totaled $1.0 million. Management believes that future short-term capital spending requirements will be limited to a sustaining maintenance level plus expenditures that will be cost justified by anticipated incremental program revenues. However, the Company will consider other future capital expenditure investments beyond the maintenance level when such investments are deemed to be strategic or in the best interests of the Company and its stockholders.

       As previously discussed, the Company received approximately $3.6 million of cash proceeds from the disposal of certain assets of the discontinued Structural Core Materials business segment on June 14, 2001. Among assets that were excluded from the transaction was the Company's Belcamp, Maryland manufacturing facility. The Company is currently seeking a buyer for its Belcamp facility, but to date the Company has not entered into any agreement or arrangement with any third party to purchase the facility. The facility is recorded at its estimated net realizable value.

     Management of ATP believes that cash flows from operations, available borrowings under its current credit facility and the additional subordinated financing obtained during October 2000 are adequate to sustain the Company's current operating level and expected growth for the next one to three years. However, should circumstances arise materially adversely affecting cash flow or requiring capital expenditures beyond those anticipated by the Company, there can be no assurance that such funds will be available on commercially reasonable terms, if at all.

     At December 31, 2001, the Company had contractual commitments to repay loan obligations and to make payments under operating leases. Payments due under these long-term obligations are as follows (in thousands):

                                                         Payments Due By Period
                                    --------------------------------------------------------------------
                                                   Less than                                      After
                                      Total         1 year        1-3 Years      4-5 Years       5 years
                                    --------       --------       --------       --------       --------
Debt Obligations (a)                $ 37,165       $ 22,562       $ 14,603       $     --       $     --

Operating Leases (b)                   5,560          1,364          1,953            648          1,595
                                    --------       --------       --------       --------       --------
      Total Contractual
      Cash Obligations              $ 42,725       $ 23,926       $ 16,556       $    648       $  1,595
                                    ========       ========       ========       ========       ========

     (a) Debt obligations include a $17.1 million balance on a loan resulting from the Company's revolving line of credit that expires on October 10, 2003. The revolving loan is classified as current on the Company's Consolidated Balance Sheet, and the entire loan balance is included in the total payments due in the less than one-year amount on the above schedule.

     (b) The operating lease obligations exclude the Company's obligation of $1,148,000 for the remaining four years and three months on a lease of a manufacturing facility located in Jessup, Maryland which is no longer being used by ATP in its operations. As of December 31, 2001, the Company has subleased substantially all of the Jessup facility. Management has estimated the amount of remaining lease obligation costs in excess of anticipated future sublease income to be $221,000 at December 31, 2001, and a liability of the same amount is included as an accrued expense on the Company's Consolidated Balance Sheet at December 31, 2001.

     The Company has entered into standby letter of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future contract performance. At December 31, 2001, ATP had contingent liabilities on outstanding letters of credit and other guarantees as follows:

                                                      Commitment Expiration Per Period
                                    --------------------------------------------------------------------
                                                   Less than                                      After
                                      Total         1 year        1-3 Years      4-5 Years       5 years
                                    --------       --------       --------       --------       --------
Standby Letters of Credit           $    750       $     --       $    750       $     --       $     --

Other Guarantees                         140             --            140             --             --
                                    --------       --------       --------       --------       --------
      Total Commitments             $    890       $     --       $    890       $     --       $     --
                                    ========       ========       ========       ========       ========

Risk Factors

     Certain of the statements made and information contained in this report, excluding historical information are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risk and uncertainties that could cause actual results or outcomes to differ materially. Some of these risks and uncertainties are set forth in connection with the applicable statements. Additional risks and uncertainties include, but are not limited to, changes in governmental spending and budgetary policies, governmental laws and other rules and regulations surrounding various matters such as environmental remediation, contract pricing, changing economic and political conditions in the United States and in other countries, international trading restrictions, outcome of union negotiations, customer product acceptance, our success in program pursuits, program performance, continued access to technical and capital resources, and supply and availability of raw materials and components. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of our near-term results, based on current information available pertaining to us, including the aforementioned risk factors. Actual results could differ materially.

     Dependence on Aerospace and Defense Industries. The revenues of ATP are concentrated in the aerospace and defense industries. Sales to non-aerospace and non-defense industries are anticipated to approximate 10% to 20% of total revenues of ATP for the foreseeable future. ATP's success will be heavily dependent on its ability to successfully obtain major new defense orders currently planned to be released by the United States government and government prime contractors, as well as the continued strength of the aerospace and defense industry. No assurances can be given that ATP will be able to successfully obtain all or even a major portion of the targeted defense industry orders anticipated to be placed. The commercial aerospace industry is a cyclical business, and the demand by commercial airlines for new aircraft is highly dependent upon a variety of factors, which historically have been related to the stability and health of the United States and world economies.

     Risks of Reductions or Changes in Military Expenditures. The primary customers of ATP are agencies of the DOD. Sales under contracts with the DOD or under subcontracts that identify the DOD as the ultimate purchaser represented approximately 74% of ATP's 2001 revenues. Following a decade of decline, the United States defense budget has begun to stabilize and even increased in real dollars over the last several years. A major portion of ATP's DOD business is expected to be funded by the procurement and research, development, test and evaluation (RDT&E) segments of the defense budget. Procurement and RDT&E funding is expected to grow each year over the next several years based on the latest DOD budget proposed by the President. A significant portion of ATP's DOD business is also expected to be funded by the operations and maintenance portion of the DOD budget, which is expected to increase significantly in fiscal year 2003 followed by slightly decreased to stable funding levels for fiscal years 2004 through 2007. A significant decline or reallocation of the procurement, RDT&E or operations and maintenance segments of the DOD budget could materially and adversely affect ATP's"sales and earnings. The loss or significant curtailment of ATP's material United States defense contracts would also materially and adversely affect ATP's future sales and earnings.

     Competition and Production Materials. The market for ATP's products is highly competitive. ATP competes with numerous competitors, a number of which possess substantially greater financial, marketing, personnel and other resources. Continued consolidation of major aerospace and defense companies could result in program cancellations as well as increased demand for price concessions. This, together with increased competition for available business, could translate into downward pressure on gross margins with resulting lower overall profit margins. Vendor prices for production materials such as resins, liquid and film adhesives, reinforcing fiber materials and other materials and supplies could increase as demand for aircraft parts and assemblies increase to match higher build rates for commercial and military aircraft. Higher material prices and demand for lower aircraft part and assembly prices could place increasing pressure on ATP's operating margins and net income. Although management believes that the Company is well positioned to maintain or improve its place among its competitors, there can be no assurance that ATP will be able to compete successfully in the future.

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

     Other. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and contingent liabilities at the date of the financial statements and during the reporting period. Actual results could differ materially from those estimates.

     Amounts representing claims for equitable adjustment are included in estimates of future contract revenues used for preparing estimates of contract profitability at completion only when management believes that realization is probable and amounts can be reasonably estimated. The amount included in estimates of future contract revenues for outstanding claims which had not been finalized was approximately $6.5 million as of December 31, 2001. If ATP is unsuccessful in recovering these amounts, the impact on the consolidated financial statements could be significant.

     Work in process inventories include costs on major long-term aerospace and defense programs which are in the early stages of performance and have experienced actual costs to date in excess of the estimated average cost of all units to be produced as determined under the learning curve concept. Such costs included in work in process were approximately $14.5 million at December 31, 2001. The Company has assumed additional orders beyond those currently included in firm released backlog in its estimates of average unit cost of all units to be produced. Recovery of the deferred production costs is dependent on the number of units ultimately sold, actual selling prices and associated future production costs. Sales significantly under estimates or costs significantly over estimates could result in the realization of substantial program losses in future years. Included in the $14.5 million of work in process at December 31, 2001 related to these contracts is approximately $4.0 million of costs associated with outstanding claims, the recovery of which is dependent on future negotiation and settlement. Of the remaining $10.5 million of deferred production costs relating to these contracts, $8.2 million would not be absorbed in cost of sales based on existing firm orders at December 31, 2001.

     The Company believes that inflation has not had a material effect on the results of its operations in the periods covered by this report.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which is effective for the Company beginning January 2002. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company does not anticipate that there will be a material impact on the results of operations or financial position upon adoption of this standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily relating to its $41.2 million credit facility. However, the carrying value of borrowings under the credit facility generally approximate fair value due to the variable rate nature of such borrowings. The interest rates are set quarterly based on the Company's performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution's prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. At December 31, 2001, the Company had $31.3 million outstanding under the credit facility at a weighted-average interest rate of 3.63%.

     The Company has not entered into transactions which subject it to material foreign currency transaction gains and losses.

ITEM 8. FINANCIAL STATEMENTS

                          Independent Auditors' Report

The Board of Directors and Shareholders
Advanced Technical Products, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Technical Products, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technical Products, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                             /S/KPMG LLP

Atlanta, Georgia
February 22, 2002, except as to Note 7,
which is as of February 28, 2002

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                (Dollars in thousands, except per share amounts)

                                                                                                              2001          2000
                                                                                                           ----------    ----------
                                         ASSETS
-----------------------------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                                              $    1,549    $    1,666
    Accounts receivable (net of allowance for doubtful accounts of $306 in 2001 and
        $455 in 2000)                                                                                          26,256        25,811
    Inventories and costs relating to long-term contracts and programs in
        Process, net of progress payments                                                                      54,347        42,742
    Prepaid income taxes                                                                                           --         1,251
    Prepaid expenses and other current assets                                                                   2,555         1,252
    Deferred income taxes                                                                                       2,794         3,284
                                                                                                           ----------    ----------
                        Total current assets                                                                   87,501        76,006
                                                                                                           ----------    ----------

PROPERTY, PLANT AND EQUIPMENT:
    Buildings and improvements                                                                                  2,561         2,307
    Machinery and equipment                                                                                    19,249        16,696
    Construction in progress                                                                                    2,569           929
    Less-accumulated depreciation                                                                             (13,522)      (10,931)
                                                                                                           ----------    ----------
                        Net property, plant and equipment                                                      10,857         9,001
                                                                                                           ----------    ----------

DEFERRED INCOME TAXES                                                                                           1,105         2,819

NET ASSETS OF DISCONTINUED OPERATIONS                                                                           1,319         6,971

OTHER NONCURRENT ASSETS                                                                                         3,210         3,205
                                                                                                           ----------    ----------
                        Total assets                                                                       $  103,992    $   98,002
                                                                                                           ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                                                       $   19,911    $   13,259
    Accrued expenses                                                                                           12,187        10,570
    Short-term debt                                                                                            22,562        27,497
                                                                                                           ----------    ----------
                        Total current liabilities                                                              54,660        51,326

LONG-TERM LIABILITIES:
    Long-term debt, net of current portion                                                                     14,603        21,370
    Other liabilities                                                                                           3,855         4,283
                                                                                                           ----------    ----------
                        Total liabilities                                                                      73,118        76,979

Mandatorily redeemable preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2001,
    1,000,000 shares issued and outstanding as of December 31, 2000                                                --         1,000

SHAREHOLDERS' EQUITY:
    Preferred stock, undesignated, 1,000,000 shares authorized, no shares issued and outstanding                   --            --
    Common stock, $.01 par value, 30,000,000 shares authorized, 5,841,739 shares
       and 5,375,822  shares issued as of December 31, 2001 and 2000, respectively                                 58            54
    Additional paid-in capital                                                                                 19,883        17,151
    Retained earnings                                                                                          12,081         3,653
    Notes receivable from officers                                                                                 --          (135)
    Accumulated other comprehensive loss                                                                         (541)         (396)
                                                                                                           ----------    ----------
                                                                                                               31,481        20,327
    Less: Common stock purchased by deferred compensation trust (89,000 shares and 48,000 shares
        as of December 31, 2001 and 2000, respectively)                                                          (607)         (304)
                                                                                                           ----------    ----------
                        Total shareholders' equity                                                             30,874        20,023
                                                                                                           ----------    ----------
                        Total liabilities and shareholders' equity                                         $  103,992    $   98,002
                                                                                                           ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999

                (Dollars in thousands, except per share amounts)

                                                                                        2001              2000              1999
                                                                                    -----------       -----------       -----------
Revenues                                                                            $   198,408       $   170,725       $   159,777

Cost of revenues                                                                        150,763           130,466           124,189

General and administrative expenses                                                      25,543            24,628            24,019
                                                                                    -----------       -----------       -----------
        Operating income                                                                 22,102            15,631            11,569

Interest expense                                                                          3,523             3,409             2,661

Other expense                                                                             2,654               203                --
                                                                                    -----------       -----------       -----------
        Income before income tax expense                                                 15,925            12,019             8,908

Income tax expense                                                                        6,074             4,628             3,430
                                                                                    -----------       -----------       -----------
        Income from continuing operations                                                 9,851             7,391             5,478

Discontinued operations:
        Loss from operations of segment to be disposed of                                    --            (2,322)           (8,638)
        Provision for loss on disposal of business segment,
            including operating losses during the phase-out period                       (1,379)          (12,391)               --
                                                                                    -----------       -----------       -----------
        Loss from discontinued operations (net of income tax benefit)                    (1,379)          (14,713)           (8,638)

Net income (loss)                                                                   $     8,472       $    (7,322)      $    (3,160)
                                                                                    ===========       ===========       ===========

Net income (loss) per share:
        Basic:    Income from continuing operations                                 $      1.79       $      1.37       $      1.02
                  Loss from discontinued operations                                       (0.25)            (2.76)            (1.63)
                                                                                    -----------       -----------       -----------
                  Net income (loss)                                                 $      1.54       $     (1.39)      $     (0.61)
                                                                                    ===========       ===========       ===========

        Diluted:  Income from continuing operations                                 $      1.65       $      1.32       $      0.98
                  Loss from discontinued operations                                       (0.24)            (2.66)            (1.57)
                                                                                    -----------       -----------       -----------
                  Net income (loss)                                                 $      1.41       $     (1.34)      $     (0.59)
                                                                                    ===========       ===========       ===========

Weighted average number of common and common
    equivalent shares outstanding:
        Basic                                                                         5,466,857         5,337,775         5,273,214
                                                                                    ===========       ===========       ===========
        Diluted                                                                       5,958,845         5,532,786         5,503,905
                                                                                    ===========       ===========       ===========

          See accompanying Notes to Consolidated Financial Statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              For the Years Ended December 31, 2001, 2000 and 1999

                             (Dollars in thousands)


                                                    2001       2000       1999
                                                  -------    -------    -------

Net income (loss)                                 $ 8,472    $(7,322)   $(3,160)

Other comprehensive income (loss):
       Minimum pension liability adjustment          (150)      (367)       601

       Foreign currency translation adjustment          5        (56)        51

                                                  -------    -------    -------
Comprehensive income (loss)                       $ 8,327    $(7,745)   $(2,508)
                                                  =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements.

               ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999

                             (Dollars in thousands)

                                                                                               2001           2000           1999
                                                                                            ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                         $   8,472      $  (7,322)     $  (3,160)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                             2,875          2,906          2,996
      Deferred income taxes                                                                     2,298         (1,195)        (2,287)
      Expense resulting from appreciation of Company stock held
            in deferred compensation trust                                                        940             --             --
      Other non-cash charges                                                                      523            136             --
      Estimated loss on disposition of discontinued operations                                     --         13,517             --
      Changes in operating assets and liabilities:
            Accounts receivable                                                                  (445)        (7,137)         5,391
            Inventories                                                                       (11,605)        (1,166)        (6,672)
            Other assets and liabilities                                                        1,131           (256)        (1,425)
            Accounts payable                                                                    6,652           (739)         1,745
            Accrued expenses                                                                    1,665            796          3,218
            Net assets of discontinued operations                                               1,081            452          5,897
                                                                                            ---------      ---------      ---------
                 Net cash provided by (used in) operating activities                           13,587             (8)         5,703
                                                                                            ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                     (4,497)        (1,020)        (3,018)
      Proceeds from disposal of structural core materials segment                               3,587             --             --
      Net investing activities of discontinued operations                                          31           (553)        (2,010)
                                                                                            ---------      ---------      ---------
                 Net cash used in investing activities                                           (879)        (1,573)        (5,028)
                                                                                            ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds of borrowings                                                                       --          7,146          3,163
      Repayments of borrowings                                                                (12,224)        (4,228)        (3,638)
      Proceeds from exercise of stock options and warrants                                        806             12             90
      Common stock issued under employee stock purchase plan                                      180            188            205
      Proceeds from repayment of officer loans                                                    135             --             --
      Cash dividends paid                                                                         (84)          (120)           (40)
      Payments under capital lease obligations                                                    (38)           (70)           (55)
      Redemption of preferred stock                                                            (1,000)            --             --
      Purchase of common stock for deferred compensation trust                                   (303)          (304)            --
      Net financing activities of discontinued operations                                        (297)           (32)          (962)
                                                                                            ---------      ---------      ---------
                 Net cash provided by (used in) financing activities                          (12,825)         2,592         (1,237)
                                                                                            ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (117)         1,011           (562)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                    1,666            655          1,217
                                                                                            ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                      $   1,549      $   1,666      $     655
                                                                                            =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
      Assets acquired through capital leases                                                $      --      $      --      $     504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                                $   3,911      $   4,347      $   3,911
      Cash paid for income taxes                                                            $     208      $     142      $   3,236

          See accompanying Notes to Consolidated Financial Statements.

                        ADVANCED TECHNICAL PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999


1.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

          The consolidated financial statements include the accounts of Advanced Technical Products, Inc. (the "Company" or "ATP") and its subsidiaries, all of which are 100% owned. The Company is incorporated in the state of Delaware, with corporate headquarters located in Roswell, Georgia. Principal manufacturing operations are located in Marion, Virginia; Lincoln, Nebraska; Deland, Florida; and Glen Cove, New York. The Company's subsidiaries include: Technical Products Group, Inc., Xcore, Inc. (formerly known as Alcore, Inc., or "Alcore"), Marion Properties, Inc., Lincoln Properties, Inc. and Deland Properties, Inc. All significant intercompany transactions and balances have been eliminated upon consolidation.

     Revenue Recognition

          Revenues and anticipated profits under long-term fixed price production contracts are recorded on the percentage of completion method, principally using units-of-delivery as the measurement basis for effort accomplished. Delivery of units are generally made upon acceptance by the customer in accordance with contract terms.

          Revenues under certain long-term fixed price development contracts which require a significant amount of non-recurring effort in relation to total contract value are recorded based on the accomplishment of milestones as specified by contract terms. Revenues under cost reimbursable type contracts are recorded as costs are incurred.

          Amounts representing claims for equitable adjustment are included in estimates of future contract revenues used for preparing estimates of contract profitability at completion only when management believes that realization is probable and amounts can be reasonably estimated. The amounts included in estimates of future contract revenues for outstanding claims which had not been finalized were approximately $6.5 million and $7.4 million as of December 31, 2001 and 2000, respectively.

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

     Property, Plant and Equipment

          Property additions are recorded at cost. Depreciation is charged against operations over three to ten years for machinery and equipment and seven to forty years for buildings and improvements. Improvements to leased property are amortized over the life of the lease or the estimated life of the improvement, whichever is shorter. Straight-line and accelerated methods of depreciation are used for financial reporting and accelerated methods are used for tax purposes where permitted. Depreciation expense of continuing operations for the years ended December 31, 2001, 2000 and 1999 is $2,641,000, $2,735,000 and
          $2,843,000, respectively.

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

     Goodwill

          Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on the straight-line basis over the estimated useful life, but not in excess of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. During 2001, 2000 and 1999, no such goodwill impairment has been identified by the Company, other than that identified as part of the 2000 provision for loss on disposal of the Company's discontinued Structural Core Materials business segment (see Note 3).

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for the Company beginning January 2002. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company does not anticipate that there will be a material impact on the results of operations or financial position upon adoption of this standard.

     Long-Lived Assets

          In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. During 2001, 2000 and 1999, no such impairment losses have been identified by the Company, other than that identified as part of the 2000 provision for loss on disposal of the Company's discontinued Structural Core Materials business segment (see Note 3).

     Foreign Currency Translation

          The local currency has been used as the functional currency in the country in which the Company conducts business outside of the United States. The assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The translation gains and losses are included as a separate component of other comprehensive income (loss). Foreign currency transaction gains and losses included in results of operations are not material.

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

     Other Expense

          Other expense consists primarily of certain legal and other costs incurred in connection with the Company's governmental investigations relating to Alcore and a class action shareholder lawsuit (see Note
          18).

2.   RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

     During January 2000, the Company learned of possible accounting and financial reporting irregularities at its subsidiary, Alcore, when certain financial records were seized in connection with a search warrant issued by the United States District Court - District of Maryland as part of a governmental investigation. Additionally, the Company was notified of an investigation by the United States Securities and Exchange Commission regarding these matters (see Note 18).

     After becoming aware of the possible irregularities, the Company engaged special counsel and forensic accountants to assist in its investigation of the possible irregularities. As a result, the Company has previously restated its 1998 consolidated financial statements and its quarterly financial statements for the first, second and third quarters of 1999. Substantially all of the restatement adjustments relate to operations which have been subsequently classified as discontinued by the Company and are contained in the restated results of discontinued operations in the accompanying Consolidated Financial Statements (see Note 3).

     Certain legal and other costs incurred by the Company during 2000 in its investigation of the aforementioned irregularities as well as other costs directly related to the aforementioned governmental investigations in the aggregate amount of approximately $1.3 million have been included in the 2000 loss from discontinued operations.

3.   DISCONTINUED OPERATIONS

     On June 30, 2000, the Company adopted a formal plan to sell its Structural Core Materials segment, which consisted of the operations of its Alcore and Alcore Brigantine S.A. subsidiaries. On June 14, 2001, the Company completed the sale of certain assets of Alcore and 100% of the stock of the Alcore Brigantine S.A. subsidiary (the "Transaction") to a subsidiary of the M.C. Gill Corporation. The Alcore assets sold consisted primarily of inventories and property and equipment. The selling price was approximately $5.0 million in the form of cash and a promissory note. Excluded from the Transaction were accounts receivable, the Belcamp, Maryland manufacturing facility and substantially all the liabilities of Alcore. The Company is currently seeking a buyer for its Belcamp facility, but to date the Company has not entered into any agreement or arrangement with any third party to purchase the facility. During the second quarter of 2001, an after tax charge of $1.4 million was recorded as a loss from discontinued operations to reflect the amount by which actual operating losses of Alcore exceeded previous estimates, and revisions of the final selling price of assets sold and the estimated net realizable value of the retained assets of Alcore that are in the process of being liquidated.

     The promissory note from the Alcore buyer totals $1,250,000 in principal, and is to be paid as follows: $500,000 on June 13, 2002, $375,000 on December 13, 2002 and $375,000 on June 13, 2003. In addition, payments are to include accrued interest on the unpaid note balance at the rate of 9% per annum. The note has been classified with assets of continuing operations in the accompanying Consolidated Balance Sheets.

     The remaining net assets of discontinued operations at December 31, 2001 following the Transaction consist primarily of the Belcamp manufacturing facility and reserves for other liabilities relating to discontinued operations. Net assets to be disposed of have been separately classified in the accompanying Consolidated Balance Sheets.

     Operating results of the Structural Core Materials segment for all periods reported are shown separately as results from discontinued operations in the accompanying Consolidated Financial Statements. Net revenues of the Structural Core Materials segment were approximately $10.7 million, $23.2 million and $19.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are not included in revenues in the accompanying Consolidated Statements of Operations.

     Discontinued operation results, including income tax impact, are summarized as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                                      2001          2000          1999
                                                                                   ----------    ----------    ----------
Loss from operations of segment to be disposed:
    Loss before taxes                                                              $       --    $   (3,775)   $  (13,142)
    Income tax benefit                                                                     --         1,453         4,504
                                                                                   ----------    ----------    ----------
    Net after tax                                                                  $       --    $   (2,322)   $   (8,638)
                                                                                   ==========    ==========    ==========

Provision for loss on disposal of business segment:

    Operating losses during the phase-out period:
         Loss before taxes:
                Incurred as of end of year                                         $       --    $   (2,294)   $       --
                Estimated future operating losses through date of disposal                 --        (1,300)           --
                                                                                   ----------    ----------    ----------
                Total operating losses during the phase-out period                         --        (3,594)           --
         Income tax benefit                                                                --         1,222            --
                                                                                   ----------    ----------    ----------
         Net after tax                                                                     --        (2,372)           --
                                                                                   ----------    ----------    ----------

    Estimated loss on disposal of business segment:
         Loss before taxes:                                                            (1,892)      (12,217)           --
         Income tax benefit                                                               513         2,198            --
                                                                                   ----------    ----------    ----------
         Net after tax                                                                 (1,379)      (10,019)           --
                                                                                   ----------    ----------    ----------

    Total provision for loss on disposal of business segment:
         Loss before taxes:                                                            (1,892)      (15,811)           --
         Income tax benefit                                                               513         3,420            --
                                                                                   ----------    ----------    ----------
         Net after tax                                                                 (1,379)      (12,391)           --
                                                                                   ----------    ----------    ----------

Total loss from discontinued operations:
    Loss before taxes                                                                  (1,892)      (19,586)      (13,142)
    Income tax benefit                                                                    513         4,873         4,504
                                                                                   ----------    ----------    ----------
    Net after tax                                                                  $   (1,379)   $  (14,713)   $   (8,638)
                                                                                   ==========    ==========    ==========

Loss per share:

    Basic:
         Loss from operations of segment to be disposed                            $       --    $    (0.44)   $    (1.63)
         Estimated loss on disposal of business segment                                 (0.25)        (2.32)           --
                                                                                   ----------    ----------    ----------
                Total loss from discontinued operations                            $    (0.25)   $    (2.76)   $    (1.63)
                                                                                   ==========    ==========    ==========

    Diluted:
         Loss from operations of segment to be disposed                            $       --    $    (0.42)   $    (1.57)
         Estimated loss on disposal of business segment                                 (0.24)        (2.24)           --
                                                                                   ----------    ----------    ----------
                Total loss from discontinued operations                            $    (0.24)   $    (2.66)   $    (1.57)
                                                                                   ==========    ==========    ==========

Discontinued operation results include general interest expense allocations of approximately $522,000, $933,000 and $984,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

4.   SEGMENT REPORTING AND CUSTOMER CONCENTRATION

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

Selected financial data by business segment as of and for the years ended December 31, 2001, 2000 and 1999 follows (in thousands):

                                                        2001              2000              1999
                                                     ----------        ----------        ----------
     Net revenues
         (all from external customers)
         Aerospace and Defense                       $  171,510        $  140,336        $  133,214
         Commercial Composites                           18,801            21,668            16,663
         Other operating segments                         8,097             8,721             9,900
                                                     ----------        ----------        ----------
                 Total                               $  198,408        $  170,725        $  159,777
                                                     ==========        ==========        ==========

     Operating income (loss)
         Aerospace and Defense                       $   20,751        $   13,233        $   11,420
         Commercial Composites                            5,906             6,779             2,730
         Other operating segments                          (492)             (102)              941
         Corporate                                       (4,063)           (4,279)           (3,522)
                                                     ----------        ----------        ----------
                 Total                               $   22,102        $   15,631        $   11,569
                                                     ==========        ==========        ==========

     Identifiable assets
         Aerospace and Defense                       $   83,002        $   64,945        $   60,708
         Commercial Composites                            8,694             9,221             7,089
         Other operating segments                         2,185             2,563             3,020
         Corporate                                        8,792            14,302            10,822
                                                     ----------        ----------        ----------
                 Total                               $  102,673        $   91,031        $   81,639
                                                     ==========        ==========        ==========

     Capital expenditures
         Aerospace and Defense                       $    4,231        $      782        $    2,556
         Commercial Composites                              187               204               155
         Other operating segments                            79                34               207
         Corporate                                           --                --               100
                                                     ----------        ----------        ----------
                 Total                               $    4,497        $    1,020        $    3,018
                                                     ==========        ==========        ==========

     Depreciation and amortization
         Aerospace and Defense                       $    2,193        $    2,285        $    2,466
         Commercial Composites                              354               324               289
         Other operating segments                           108               156               144
         Corporate                                          220               141                97
                                                     ----------        ----------        ----------
                 Total                               $    2,875        $    2,906        $    2,996
                                                     ==========        ==========        ==========

The following table presents the geographic location of the customer for revenues as of and for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                          2001          2000          1999
                                        --------      --------      --------
          United States                 $179,198      $151,979      $146,374
          Foreign countries               19,210        18,746        14,403
                                        --------      --------      --------
          Total                         $198,408      $170,725      $159,777
                                        ========      ========      ========

          Major Customer Information

          Revenues from the U.S. government on a prime or sub-contract basis during 2001, 2000, and 1999 were approximately 74%, 69% and 69% of total revenues, respectively. Approximately 20%, 19% and 16% of total revenues for 2001, 2000 and 1999, respectively, were from The Boeing Company. No other customers comprised 10% or more of total revenues for the periods reported. All of the revenues from the U.S. government and The Boeing Company reported were included as part of the Aerospace and Defense business segment. More than 92% of total revenues were on a fixed-price basis for all periods reported.

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

5.   INVENTORIES

          Inventories at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                   2001            2000
                                                 --------        --------
               Finished goods                    $  1,509        $  1,281
               Work in process                     39,161          29,555
               Raw materials                       18,699          13,560
               Progress payments                   (5,022)         (1,654)
                                                 --------        --------
                          Total                  $ 54,347        $ 42,742
                                                 ========        ========

          Work in process includes costs on major long-term aerospace and defense programs which are in the early stages of performance and have experienced actual costs to date in excess of the estimated average cost of all units to be produced as determined under the learning curve concept. Such costs included in work in process were approximately $14.5 million and $14.2 million at December 31, 2001 and 2000, respectively. The Company has assumed additional orders beyond those currently included in firm released backlog in its estimates of average unit cost of all units to be produced. Recovery of the deferred production costs is dependent on the number of units ultimately sold, actual selling prices and associated future production costs. Sales significantly under estimates or costs significantly over estimates could result in the realization of substantial program losses in future years. Included in the $14.5 million of work in process at December 31, 2001 related to these contracts is approximately $4.0 million of costs associated with outstanding claims, the recovery of which is dependent on future negotiation and settlement. Of the remaining $10.5 million of deferred production costs relating to these contracts, $8.2 million would not be absorbed in cost of sales based on existing firm orders at December 31, 2001.

6.   LEASES

          The Company has various lease agreements for offices, factories and equipment. The longest lease obligation extends to 2013. Most leases contain renewal options and some contain purchase options. No leases contain restrictions on the Company's activities concerning dividends, further leasing or additional debt.

          Future minimum rental payments at December 31, 2001 under agreements classified as operating leases with noncancelable terms in excess of one year are as follows (in thousands):

                  Year ending December 31:
                  2002                                  $ 1,364
                  2003                                    1,095
                  2004                                      858
                  2005                                      409
                  2006                                      239
                  Beyond 2006                             1,595
                                                        -------
                           Total                        $ 5,560
                                                        =======

          The schedule of operating lease obligations excludes the Company's obligation of $1,148,000 for the remaining four years and three months on a lease of a manufacturing facility located in Jessup, Maryland which is no longer being used by ATP in its operations. As of December 31, 2001, the Company has subleased substantially all of the Jessup facility. Management has estimated the amount of remaining lease obligation costs in excess of anticipated future sublease income to be $221,000 at December 31, 2001, and a liability of the same amount is included as an accrued expense on the Company's Consolidated Balance Sheet at December 31, 2001.

          Rent expense for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):

                                              2001        2000        1999
                                            -------     -------     -------

                  Basic expense             $ 1,654     $ 1,686     $ 1,535
                  Sublease income              (251)       (254)       (254)
                                            -------     -------     -------
                  Rent expense, net         $ 1,403     $ 1,432     $ 1,281
                                            =======     =======     =======

7.   DEBT

          Short-term debt of the Company at December 31 consisted of the following (in thousands):

                                                                         2001         2000
                                                                       --------     --------
                Revolving loans                                        $ 17,099     $ 21,799
                Current maturities of long-term debt                      5,463        5,698
                                                                       --------     --------
                         Total                                         $ 22,562     $ 27,497
                                                                       ========     ========

          Long-term debt of the Company at December 31 consisted of the following (in thousands):

                                                                         2001         2000
                                                                       --------     --------
                Term loans                                             $ 12,563     $ 16,635
                Equipment loans                                           1,608        2,448
                Subordinated debt, net of  unamortized loan
                    discount of $1,104 in 2001and $1,627 in 2000          5,895        5,373
                Bonds payable                                                --        2,000
                Other long-term debt                                         --          612
                                                                       --------     --------
                         Total long-term debt                            20,066       27,068
                Less current portion                                      5,463        5,698
                                                                       --------     --------
                         Long-term debt, net of current portion        $ 14,603     $ 21,370
                                                                       ========     ========

          Scheduled maturities of long-term debt at December 31, 2001are as follows (in thousands):


                2002                                                   $  5,463
                2003                                                     14,603
                                                                       --------
                         Total                                         $ 20,066
                                                                       ========

          Revolving, Term and Equipment Loans

          On October 10, 2000, the Company entered into a new financing agreement with its primary lender. At December 31, 2001, the Company's credit facility with this lending institution totaled $41.2 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) a $12.6 million term loan and
          (3) a $1.6 million capital equipment loan. As of December 31, 2001, the Company had approximately $9.2 million of unused borrowing availability on this credit facility, net of $1.3 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($0.8 million) and other items ($0.5 million).

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

          The weighted average interest rates in effect at December 31, 2001 and 2000 for the revolving, term and equipment loans were as follows:

                                                  2001         2000
                                                  ----         ----
               Revolving loans                    3.30%        9.53%
               Term loans                         3.97%        9.91%
               Equipment loans                    4.34%        9.94%

          Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. Equipment loan principal payments are made monthly based on a five-year amortization period. The agreement also stipulates that the Company will make annual mandatory prepayments of the term loan principal in an amount equal to 40% of annual excess cash flow, as defined by the agreement. Such prepayments are due within ninety days of the end of the year, commencing with the year ending December 31, 2001. The prepayment requirement based on excess cash flow for 2001 is approximately $1.9 million, which has been classified as short-term debt in the Company's Consolidated Balance Sheet at December 31, 2001. In accordance with the financing agreement, the Company used part of the proceeds received from the sale of certain assets of its discontinued operations on June 14, 2001 (see Note 3) to make a one-time principal repayment of $1.3 million on the term loan. The credit facility matures on October 31, 2003.

          The Company is subject to several financial and nonfinancial covenants under the credit facility. At December 31, 2001, the Company was in violation of a financial covenant limiting the amount of annual capital expenditures. The violation was cured as a result of a waiver letter dated February 15, 2002.

          Subordinated Debt

          On October 10, 2000, the Company entered into an agreement with a lender for a three year, $7,000,000 million loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable currently or at maturity, at the Company's discretion. The loan matures on October 31, 2003. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company's common stock at an exercise price of $4.42 per share. The warrant agreement provided the lender the right, under certain circumstances, to require the Company to repurchase the warrants for an amount to be determined based on the Company's financial performance, subject to a maximum cap of $1,750,000.

          The Company allocated the $7,000,000 proceeds from the loan to the subordinated debt ($5,250,000) and stock warrants ($1,750,000) based on their respective fair values. The fair value of the stock warrants is reflected as a debt discount and is being amortized as interest expense over the three year life of the debt using the interest method. The amount of amortization recorded as interest expense for the year ended December 31, 2001 and 2000 was $523,000 and $123,000, respectively. The Company included the value assigned to the stock warrants in other long-term liabilities in the accompanying Consolidated Balance Sheet at December 31, 2000.

          On October 31, 2001, the lender exercised all of the 320,000 stock warrants issued in connection with the loan. In lieu of paying the exercise price to the Company in cash, the lender elected to convert the warrants on a cashless basis in accordance with the provisions of the agreement. As a result, the Company issued 266,807 new shares of its common stock to the lender and ATP received no cash proceeds from the exercise. The lender subsequently sold all of these shares on the public market. As a result of the stock warrant exercise, during 2001 the Company eliminated the long-term liability of $1,750,000 recorded at the time the loan was obtained and increased shareholders' equity (additional paid-in capital) by a like amount.

          The Company is subject to several financial and nonfinancial covenants under the loan agreement. At December 31, 2001, the Company was in violation of a financial covenant limiting the amount of annual capital expenditures. The violation was cured as a result of a waiver letter dated February 28, 2002.

          Bonds Payable

          Bonds payable result from a financing agreement with the State of Maryland dated May 14, 1997 to provide $2.6 million in 15 year tax-exempt industrial development bonds bearing interest at a variable rate adjusted weekly to finance the purchase of the Belcamp, Maryland manufacturing facility and an adjacent 3.2 acre parcel of land. On August 1, 2001, the Company fully redeemed the bonds pursuant to the optional redemption provisions of the financing agreement.

          Other Long-Term Debt

          On July 7, 1997, in conjunction with the tax-exempt bond financing, the Company entered into a ten-year $810,000 Maryland Industrial and Commercial Redevelopment Fund loan agreement with interest set at a fixed rate of 5.1% annually, plus a five-year $60,000 loan from Harford County, Maryland with interest set at a fixed rate of 5.5%.
          The outstanding balances of the loans were paid off in full on June 15, 2001 using part of the proceeds received from the sale of certain assets of its discontinued operations on June 14, 2001 (see Note 3).

8.   RETIREMENT AND EMPLOYEE BENEFIT COSTS

          Defined Contribution Plans

          The Company has retirement and savings plans for substantially all of the Company's employees which allow participants to make contributions up to 15% of their base pay via payroll deductions pursuant to Section 401(k) of the Internal Revenue Code. Under the plan, the Company may make discretionary matching contributions. The Company's match for the 2001 plan year was 50% of each participant's pretax contributions, limited to 4% of their salary. The cost of the employer match for 2001, 2000, and 1999 was $636,000, $644,000 and $588,000,
          respectively.

          Union employees at the Glen Cove, New York facility are covered by a defined contribution retirement plan, the cost of which was $32,000, $27,000 and $32,000 for 2001, 2000 and 1999, respectively.

          Defined Benefits Plans

          The majority of hourly union employees of the Company, other than those at the Glen Cove, New York facility, are covered by defined benefit pension plans with benefits generally based on negotiated rates and years of service. The Company's funding policy is to contribute annually the minimum required amount determined by its actuaries.

          The change in benefit obligation, change in plan assets and funded status of the defined benefit plans for 2001 and 2000 is summarized as follows (in thousands):

                                                                  2001         2000
                                                                -------      -------
                Change in benefit obligation:
                     Balance at beginning of year               $ 3,460      $ 2,832
                     Service cost                                   313          258
                     Interest cost                                  241          246
                     Actuarial (gain) loss                         (197)         295
                     Benefits paid                                 (244)        (171)
                                                                -------      -------
                     Balance at end of year                     $ 3,573      $ 3,460
                                                                =======      =======

               Change in plan assets:
                     Balance at beginning of year               $ 2,817      $ 2,087
                     Actual return on plan assets                  (208)        (164)
                     Employer contributions                         626        1,065
                     Benefits paid                                 (244)        (171)
                                                                -------      -------
                     Balance at end of year                     $ 2,991      $ 2,817
                                                                =======      =======

               Funded status:
                     Funded status at end of year               $  (582)     $  (643)
                     Unrecognized net actuarial loss                879          636
                     Unrecognized prior service cost                716          798
                                                                -------      -------
                     Prepaid benefit cost                       $ 1,013      $   791
                                                                =======      =======

          The amounts recognized in the Consolidated Balance Sheets at December 31, 2001 and 2000 consist of (in thousands):

                                                                  2001         2000
                                                                -------      -------
                     Prepaid benefit cost                       $ 1,013      $   791
                     Additional minimum liability                (1,595)      (1,434)
                     Intangible asset                               716          798
                     Accumulated other comprehensive income         879          636
                                                                -------      -------
                     Prepaid benefit cost                       $ 1,013      $   791
                                                                =======      =======

          The net periodic benefit cost of the defined benefit plans for the years ended December 31, 2001, 2000 and 1999 by components was as follows (in thousands):

                                                                    2001        2000        1999
                                                                   -----       -----       -----
               Service cost                                        $ 313       $ 258       $ 359
               Interest cost                                         241         246         218
               Expected return on plan assets                       (248)       (202)       (111)
               Amortization of prior service cost                     82          82          82
               Amortization of actuarial loss                         15          --          34
                                                                   -----       -----       -----
                         Net periodic benefit cost                 $ 403       $ 384       $ 582
                                                                   =====       =====       =====

          Assumptions used to measure the projected benefit obligation and the expected long-term rate of return on plan assets as of December 31 were as follows:

                                                                    2001        2000        1999
                                                                   -----       -----       -----
                Discount rate                                       7.50%       7.50%       8.00%
                Expected return on plan assets                      8.00%       8.00%       8.00%

          Deferred Compensation Plan

          The Company's deferred compensation plan allows selected employees and directors to defer designated portions of their compensation. Participant contributions are placed in a rabbi trust and invested as directed by the participant in equity and debt securities, including shares of the Company's common stock. All invested contributions, other than those invested in shares of the Company's common stock, are stated at fair market value, and are included in other noncurrent assets (Note 16). The deferred compensation liability is recorded at the fair value of the investments held in the trust and is included in other noncurrent liabilities (Note 17). In accordance with Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, as published by the
          Emerging Issues Task Force of the Financial Accounting Standards Board, the Company's stock held in the trust is recorded at historical cost and classified as a reduction in shareholders' equity. In addition, general and administrative expense is charged or credited for gains and losses, respectively, relating to market value fluctuations of shares of Company common stock held in trust for participants in the plan. The expense recorded in 2001 relating to these market value fluctuations totaled $0.9 million. The expense had no impact on net cash flows. The Company has amended the plan to require investments in Company stock to be settled with Company stock so that, commencing with the second quarter of 2002, no further income statement impact will result from future changes in the price of the Company's shares held in the rabbi trust.

9.   SHAREHOLDERS' EQUITY

          The activity in the equity accounts for the period January 1, 1999 through December 31, 2001 is summarized as follows (in thousands):


                                                                                                              Notes
                                                   Common Stock             Additional                      Receivable
                                            --------------------------        Paid-in        Retained          from
                                              Shares          Amount          Capital        Earnings        Officers
                                            ----------      ----------      ----------      ----------      ----------
Balance, December 31, 1998                       5,240      $       52      $   16,522      $   14,295      $     (135)

Exercise of stock options and warrants              46               1              89              --              --
Shares issued under employee stock plan             20              --             205              --              --
Net loss                                            --              --              --          (3,160)             --
Preferred dividends declared                        --              --              --             (80)             --
Additional minimum pension liability                --              --              --              --              --
Foreign currency translation gain                   --              --              --              --              --
                                            ----------      ----------      ----------      ----------      ----------
Balance, December 31, 1999                       5,306      $       53      $   16,816      $   11,055      $     (135)

Exercise of stock options and warrants              30              --              12              --              --
Shares issued under employee stock plan             40               1             187              --              --
Remeasurement of stock warrants                     --              --             136              --              --
Net loss                                            --              --              --          (7,322)             --
Preferred dividends declared                        --              --              --             (80)             --
Additional minimum pension liability                --              --              --              --              --
Common stock purchased by deferred
    compensation trust                             (48)
Foreign currency translation loss                   --              --              --              --              --
                                            ----------      ----------      ----------      ----------      ----------
Balance, December 31, 2000                       5,328      $       54      $   17,151      $    3,653      $     (135)

Exercise of stock options and warrants             435               4           2,552              --              --
Shares issued under employee stock plan             31              --             180              --              --
Net income                                          --              --              --           8,472              --
Preferred dividends declared                        --              --              --             (44)             --
Repayment of notes from officers                    --              --              --              --             135
Additional minimum pension liability                --              --              --              --              --
Common stock purchased by deferred
    compensation trust                             (41)
Foreign currency translation loss                   --              --              --              --              --
                                            ----------      ----------      ----------      ----------      ----------
Balance, December 31, 2001                       5,753      $       58      $   19,883      $   12,081      $       --
                                            ==========      ==========      ==========      ==========      ==========

                                                              Common Stock
                                              Accumulated     Purchased by
                                               Other Com-       Deferred
                                               prehensive     Compensation
                                              Income (Loss)       Trust           Total
                                               ----------      ----------      ----------
Balance, December 31, 1998                     $     (625)     $       --      $   30,109

Exercise of stock options and warrants                 --              --              90
Shares issued under employee stock plan                --              --             205
Net loss                                               --              --          (3,160)
Preferred dividends declared                           --              --             (80)
Additional minimum pension liability                  601              --             601
Foreign currency translation gain                      51              --              51
                                               ----------      ----------      ----------
Balance, December 31, 1999                     $       27      $       --      $   27,816

Exercise of stock options and warrants                 --              --              12
Shares issued under employee stock plan                --              --             188
Remeasurement of stock warrants                        --              --             136
Net loss                                               --              --          (7,322)
Preferred dividends declared                           --              --             (80)
Additional minimum pension liability                 (367)             --            (367)
Common stock purchased by deferred
    compensation trust                                               (304)           (304)
Foreign currency translation loss                     (56)             --             (56)
                                               ----------      ----------      ----------
Balance, December 31, 2000                     $     (396)     $     (304)     $   20,023

Exercise of stock options and warrants                 --              --           2,556
Shares issued under employee stock plan                --              --             180
Net income                                             --              --           8,472
Preferred dividends declared                           --              --             (44)
Repayment of notes from officers                       --              --             135
Additional minimum pension liability                 (150)             --            (150)
Common stock purchased by deferred
    compensation trust                                               (303)           (303)
Foreign currency translation loss                       5              --               5
                                               ----------      ----------      ----------
Balance, December 31, 2001                     $     (541)     $     (607)     $   30,874
                                               ==========      ==========      ==========

          Under the 1997 Advanced Technical Products, Inc. Stock Option Plan (the "1997 Plan"), the Company may grant nonstatutory and incentive stock options to employees of the Company for the purchase of the Company's common stock at an exercise price equal to at least 100% of the fair market value as of the date of grant (110% of such fair market value if the optionee owns more that 10% of the combined voting power of all classes of stock of the Company). The Company has authorized 300,000 shares of common stock for the 1997 Plan. Options granted through December 31, 2001 have 10-year terms and vest at the rate of 20% on each of the five anniversary dates following the year of the grant. At December 31, 2001, approximately 6,000 options were available for grant under the 1997 Plan.

          On September 12, 2000, the Company adopted the 2000 Advanced Technical Products, Inc. Stock Option Plan (the "2000 Plan"), which provides for stock option grants on terms substantially the same as the 1997 Plan. The Company has authorized 500,000 shares of common stock for the 2000 Plan. Options granted through December 31, 2001 have 10-year terms and vest at the rate of 20% on each of the five anniversary dates following the year of the grant. At December 31, 2001, approximately 302,000 options were available for grant under the 2000 Plan.

          On November 6, 1997, the Company adopted the Advanced Technical Products, Inc. Non-Employee Directors Stock Option Plan (the "1997 Director Plan"), the terms of which are the same as the 1997 Plan, except that options are to be granted only to non-employee members of the Company's board of directors. Stock options for 100,000 shares of common stock are authorized under this plan. Options under the plan are automatically granted and initial grants to purchase 7,500 shares were given to directors serving on November 6, 1997. In addition, newly elected directors will be granted 7,500 shares on the date of their initial election to the board. The initial options vest at a rate of 33 1/3 % on each day preceding the annual meeting of the stockholders of the Company for the three years subsequent to the option grant. Continuing non-employee directors also automatically receive annual grants of options to purchase shares. Through 2000, the annual grant to each non-employee director totaled 1,000 shares granted immediately following each annual meeting of stockholders. Beginning in 2001, continuing non-employee directors automatically receive grants on June 15 and December 15 of each year. The amount of options granted is determined by dividing $15,000 by the closing market price of the Company's stock on the date of the grant. These options vest 100% on the day immediately preceding the annual stockholders meeting following the grant date and have 10-year terms. At December 31, 2001, approximately 4,000 options were available for grant under the 1997 Director Plan.

          On September 12, 2000, the Company adopted the 2000 Advanced Technical Products, Inc. Non-Employee Directors Stock Option Plan, which provides for stock option grants on terms substantially the same as the 1997 Director Plan. The Company has authorized 100,000 shares of common stock for the 2000 Director Plan. No options were granted under this plan as of December 31, 2001.

          A summary of stock option transactions for 2001, 2000 and 1999 follows (shares in thousands):

                                                             Weighted Average
                                             Stock Options       Exercise
                                              Outstanding         Price
                                              -----------         -----

               At December 31, 1998               514             $ 8.26

               Options granted                      6              13.50
               Options exercised                  (46)              1.96
               Options canceled                   (11)             15.00
                                                 ----

               At December 31, 1999               463               8.79

               Options granted                    401               3.29
               Options exercised                  (30)              0.41
               Options canceled                   (76)             12.11
                                                 ----

               At December 31, 2000               758               7.68

               Options granted                    173              14.32
               Options exercised                 (124)              5.06
               Options canceled                  (161)             13.85
                                                 ----

               At December 31, 2001               646               6.31
                                                 ====

          The  following  table  summarizes   information  about  stock  options
          outstanding at December 31, 2001 (shares in thousands):

                                                                                Exercisable
                                                                            ----------------------
                                  Number of      Weighted-     Weighted-                 Weighted-
                                    Shares        Average       Average                   Average
                  Range of        Subject to     Remaining      Exercise    Number of     Exercise
              Exercise Prices       Option          Life         Price        Shares       Price
              ---------------     ----------     ---------     ---------    ---------    ---------
               $ 0.41-$ 4.99         448         8.1 years      $ 2.86         143        $ 1.96
               $ 5.00-$10.00          24         7.3 years        7.58           6          7.93
               $10.01-$15.00         162         5.9 years       14.92         117         14.89
               $15.01-$20.00         12          9.9 years       16.50          12         16.50

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

                                             2001        2000         1999
                                           -------     -------      -------
          Net income (loss):
              As reported                  $ 8,472     $(7,322)     $(3,160)
              Pro forma                      8,085      (7,618)      (3,449)

          Net income (loss) per share:
              As reported:
                   Basic                   $  1.54     $ (1.39)     $ (0.61)
                   Diluted                    1.41       (1.34)       (0.59)

              Pro forma:
                   Basic                   $  1.47     $ (1.44)     $ (0.67)
                   Diluted                    1.35       (1.39)       (0.64)

          The per share weighted average fair value of options granted in 2001, 2000 and 1999 was $9.58, $2.27 and $7.60, respectively, as estimated using the Black-Scholes option-pricing model with the following assumptions:

                                          2001        2000        1999
                                          ----        ----        ----
          Risk free interest rate         4.80%       5.77%       5.95%
          Expected dividend yield            0%          0%          0%
          Expected stock volatility         50%         50%         45%
          Expected option life          10 years    10 years    7 years

          Stock Warrants

          A summary of stock warrant transactions for 2001, 2000 and 1999 follows (shares are in thousands):

                                                              Weighted Average
                                             Stock Warrants       Exercise
                                              Outstanding          Price
                                              -----------          -----
               At December 31, 1998                64              $ 6.91
               Warrants expired                    (4)              15.00

               At December 31, 1999                60                6.37
               Warrants granted                   320                4.42
               Warrants expired                   (10)               5.00

               At December 31, 2000               370                4.72
               Warrants exercised                (311)               4.36
               Warrants expired                   (55)               4.62

               At December 31, 2001                 4               32.32

          In connection with a loan agreement entered into on October 10, 2000, ATP issued warrants giving the lender the right to purchase 320,000 shares of the Company's common stock at an exercise price of $4.42 per share. Such warrants were exercised on October 31, 2001 (see Note 7).

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

          Employee Stock Purchase Plan

          On October 29, 1998, the Company adopted the 1998 Advanced Technical Products, Inc. Employee Stock Purchase Plan to encourage substantially all employees of the Company to remain in its employ and to have an opportunity to acquire a proprietary interest in the Company. Under the plan, employees may elect to use payroll withholdings to acquire shares of the Company's common stock at a per share price reflecting fair market value at the beginning or end of each calendar quarter, whichever is lower. The Company has authorized 1,000,000 shares of common stock under the plan. A summary of shares issued under the plan for 2001, 2000 and 1999 follows (shares in thousands):

                                                                2001       2000      1999
                                                                ----       ----      ----
                Number of shares issued                           31         40        20

                Weighted average price of shares issued        $5.91      $4.75     $9.96

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

10.  MANDATORILY REDEEMABLE PREFERRED STOCK

          On July 20, 2001, the Company redeemed all of the previously outstanding 1,000,000 shares of 8% cumulative and mandatorily redeemable preferred stock for cash equal to $1.00 per share, plus accumulated and unpaid dividends of $44,000.

11.  RELATED-PARTY TRANSACTIONS

          During 2001, certain officers of the Company repaid outstanding promissory notes in the aggregate amount of $134,865, which were issued to the Company in a prior year as consideration for the paid-in capital in excess of par value for the shares of stock they own. As of December 31, 2001, there were no officer loans or notes outstanding.

          A director of the Company is also a managing director of Allen & Company Incorporated ("Allen"), which rendered financial consulting services to the Company in 1999, including the preparation of a fairness opinion in connection with a proposed merger of ATP. The Company paid Allen $100,000 in 2000 and $150,000 in 1999 for financial advisory services rendered.

          On January 1, 2002, a director of the Company was appointed as a senior team member of Cypress International, Inc. ("Cypress"), which rendered business development and marketing consulting services to the Company in 2001. The Company paid Cypress $53,000 in 2001 for consulting services rendered and related expenses.

12.  TECHNOLOGICAL EXPENDITURES

          Technological expenditures, excluding reimbursed projects, for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):

                                              2001        2000         1999
                                            -------     -------      -------

               Research and development     $   721     $   208      $   417
               Engineering and other            174          77          370
                                            -------     -------      -------
                     Total                  $   895     $   285      $   787
                                            =======     =======      =======

          The Company was also reimbursed $11.6 million, $13.3 million and $13.8 million under federally funded research and development contracts during the years ended December 31, 2001, 2000 and 1999, respectively.

13.  INCOME TAXES

          The combined provision for U.S. federal and state income taxes allocated to income from continuing operations for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):

                                              2001        2000         1999
                                            -------     -------      -------

               Current                      $ 3,776     $ 5,823      $ 5,717
               Deferred                       2,298      (1,195)      (2,287)
                                            -------     -------      -------
               Total income tax expense     $ 6,074     $ 4,628      $ 3,430
                                            =======     =======      =======

          The federal statutory tax rate for the years ended December 31, 2001, 2000 and 1999 is reconciled to the effective tax rate as follows:

                                                 2001      2000      1999
                                                 ----      ----      ----
               Federal statutory rate            34.0%     34.0%     34.0%
               State and local taxes, net
                 of federal effect                3.6       3.7       3.7
               Other, net                         0.6       0.8       0.8
                                                 ----      ----      ----
               Effective tax rate                38.2%     38.5%     38.5%
                                                 ====      ====      ====

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (in thousands):

                                                                                    2001           2000
                                                                                  --------       --------
                Deferred tax assets-
                   Excess of tax over book capitalized inventory costs            $    418       $    355
                   Reserves not deductible until paid                                2,747          2,819
                   Allowance for doubtful accounts                                     118            175
                   Estimated loss on disposal of discontinued segment                1,302          3,670
                   Other                                                               701            245
                   Net operating loss carryforwards                                  2,051          3,058
                                                                                  --------       --------
                        Total deferred tax assets                                    7,337         10,322

               Deferred tax liabilities-
                   Depreciation                                                      1,309          1,925
                                                                                  --------       --------

                   Net deferred tax asset before valuation allowance                 6,028          8,397

                   Valuation allowance                                              (2,129)        (2,294)
                                                                                  --------       --------
                   Net deferred tax asset                                         $  3,899       $  6,103
                                                                                  ========       ========

          The Company has net operating loss carryforwards of approximately $2.6 million which were generated from operations of the Company's Lunn and Alcore divisions prior to its merger with ATP. Such carryforwards may be applied against future taxable income and expire at varying dates between 2005 and 2012. As a result of the merger and the subsequent ownership change of Lunn, the timing of the realization of the Company's net operating loss carryforwards is subject to Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that, if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset with net operating loss carryforwards is subject to an annual limitation. The Company's annual limitation under Section 382 through 2000 was approximately $1,020,000. Beginning in 2001, the estimated annual limitation was reduced to approximately $255,000, the result of the utilization of all of the operating loss carryforwards relating to the Alcore division in 2000.

          In addition, Alcore has generated an estimated net operating loss carryforward of approximately $21.2 million for state income tax purposes. Such carryforwards may be applied against future taxable income at the state income tax level and expire in 2018 and 2019. Valuation allowances of $1,167,000 and $1,463,000 were established at December 31, 2001 and 2000, respectively, representing reserves for the state income tax effect for all of the net deferred tax assets generated from the Alcore losses. A valuation allowance of $962,000 and $831,000 was established at December 31, 2001 and 2000, respectively, for the estimated portion of the loss on disposal of discontinued business segment which may not be currently deductible in the year of disposal.

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2001, it is management's assessment that it is more likely than not that the Company will realize the benefits of all the deductible differences recorded at that date, with the exception of the potential tax benefits at the state income tax level of the Alcore net operating loss carryforward and for certain of the costs included in the loss on disposal of discontinued segment.

14.  EARNINGS (LOSS) PER SHARE

          Earnings (loss) per share are calculated as follows (in thousands):

                                                                           2001             2000             1999
                                                                         --------         --------         --------
          Income from continuing operations                              $  9,851         $  7,391         $  5,478
          Less:  preferred stock dividends accrued                            (44)             (80)             (80)
                                                                         --------         --------         --------
          Income from continuing operations available
               for common shares                                         $  9,807         $  7,311         $  5,398
                                                                         ========         ========         ========

          Loss from discontinued operations                              $ (1,379)        $(14,713)        $ (8,638)
                                                                         ========         ========         ========

          Net income (loss)                                              $  8,472         $ (7,322)        $ (3,160)
          Less: preferred stock dividends accrued                             (44)             (80)             (80)
                                                                         --------         --------         --------

          Net income (loss) available for common shares                  $  8,428         $ (7,402)        $ (3,240)
                                                                         ========         ========         ========

          Weighted average number of common shares outstanding:
                       --Basic                                              5,467            5,338            5,273
                        Add: assumed stock conversions, net
                        of assumed treasury stock purchases:
                           --stock options                                    359              166              195
                           --stock warrants                                   133               29               36
                                                                         --------         --------         --------
                       --Diluted                                            5,959            5,533            5,504
                                                                         ========         ========         ========

15.  ACCRUED EXPENSES

          Accrued expenses at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                                                                  2001          2000
                                                                                                -------       -------
               Payroll and other compensation                                                   $ 6,045       $ 6,257
               Accrued income taxes                                                               2,001            --
               Medical expenses                                                                     963         1,032
               Accrued litigation settlement (see Note 18)                                          983            --
               Loss on operating lease obligation (see Note 6)                                      221           334
               Interest expense                                                                     206           463
               Other                                                                              1,768         2,484
                                                                                                -------       -------
                          Total                                                                 $12,187       $10,570
                                                                                                =======       =======

16.  OTHER NONCURRENT ASSETS

          Other noncurrent assets as of December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                                                                  2001          2000
                                                                                                -------       -------
               Goodwill, net of accumulated amortization of
                  $87 in 2001 and $66 in 2000                                                   $   746       $   767
               Intangible asset - defined benefit pension plans                                     716           798
               Assets of non-qualified deferred compensation plan (see Note 8)                      713           765
               Other                                                                              1,035           875
                                                                                                -------       -------
                          Total                                                                 $ 3,210       $ 3,205
                                                                                                =======       =======

17.  OTHER LIABILITIES

          Other long-term liabilities as of December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                                                                  2001          2000
                                                                                                -------       -------
               Liability under stock warrant agreement (see Note 7)                             $    --       $ 1,750
               Additional minimum pension liability                                               1,595         1,434
               Liability under non-qualified deferred compensation plan (see Note 8)              2,260         1,069
               Other                                                                                 --            30
                                                                                                -------       -------
                          Total                                                                 $ 3,855       $ 4,283
                                                                                                =======       =======

18.  CONTINGENCIES

          On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation ("NYSDEC"), sent a letter to the Company, claiming that the Company's Lunn Industries division ("Lunn") is a potentially responsible party

          ("PRP") with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act for NYSDEC's response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 13 PRPs identified for the Babylon Landfill. NYSDEC documents indicate that Lunn did transmit waste to the Babylon Landfill, although it is currently unclear to what extent Lunn contributed to contamination of the landfill. Accordingly, the Company cannot at present determine the extent of its liability, if any. The Company has not recorded any liability for the contingency as of December 31, 2001.

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

          On July 23, 2001, the United States Attorney for the District of Maryland unsealed a criminal indictment against Alcore's former chief executive officer ("CEO"), alleging that he engaged in securities fraud and other offenses. A criminal information was also filed by the United States Attorney against Alcore's former chief financial officer, who pleaded guilty on October 4, 2001, to one count of conspiracy to make false statements. Simultaneously, the SEC filed a civil complaint against the two individuals, alleging securities fraud and other offenses. The employment of these individuals was terminated by the Company in March 2000. Alcore was sold by the Company in June 2001. The Company retained Alcore's liabilities, including any liabilities associated with the Government's investigations. Neither the Company nor Alcore was named as a defendant in the proceedings brought against the two individuals by the U.S. Attorney and the SEC.

          In June 2001, the Company was notified by the SEC staff that it is evaluating whether to recommend that the SEC bring an action against the Company and members of its management for violations of the antifraud and other provisions of the federal securities laws based on failure to discover the activities at Alcore referred to above. In July 2001, the Company, James Carter, a former Chairman and CEO of the Company and a current director of the Company, and Garrett Dominy, the current CEO and a director of the Company, each made so-called "Wells submissions" to the SEC stating why they believe that they should not be charged with violations of the federal securities laws in connection with the Alcore investigation. Additional submissions were made in September and October of 2001 and February of 2002. The outcome of the SEC's investigation of the Company is uncertain at this time. Based on information currently available, however, the Company believes that the SEC's investigation will not have a material adverse impact on its financial position or future results of operations.

          The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. During October 2000, the lawsuits were consolidated and in January 2001, an amended complaint was filed. The lawsuit asserts securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company's 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuit purports to be brought on behalf of a class consisting of all persons who purchased the Company's common stock in the period from April 1998 through April 2000. During January

          2002, a memorandum of understanding ("MOU") was entered into by the Company and plaintiffs' counsel outlining terms and conditions for settlement of the suit. The MOU provides for a settlement amount of $2,950,000, $983,000 of which would be paid by the Company and $1,967,000 of which would be paid by the Company's insurance carrier. The settlement is subject to notice to the class, approval by the court and other conditions. If final court approval is received and payment is made, the Company will be released from all further claims held or made by the shareholder class with respect to matters raised in the suit. Court approval is anticipated in the second quarter of 2002. The Company's portion of the settlement was accrued during the fourth quarter of 2001 and is included as other expense in the accompanying Consolidated Statements of Operations.

19.  SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

                                                                                     2001 Quarters
                                                          --------------------------------------------------------------------
                                                            First          Second         Third        Fourth       Total Year
                                                          ---------      ---------      ---------     ---------      ---------
                                                                         (in thousands, except per share data)
     Net revenues                                         $  42,342      $  52,083      $  43,603     $  60,380      $ 198,408

     Operating income                                         3,854          6,692          3,846         7,710         22,102

     Income from continuing operations                        1,571          3,353          1,403         3,524          9,851

     Loss from discontinued operations                           --         (1,379)            --            --         (1,379)

     Net income                                               1,571          1,974          1,403         3,524          8,472

     Earnings (loss) per share - diluted:
            Income from continuing operations                  0.26           0.56           0.23          0.57           1.65
            Loss from discontinued operations                    --          (0.23)            --            --          (0.24)
            Net income                                         0.26           0.33           0.23          0.57           1.41

                                                                                     2000 Quarters
                                                          --------------------------------------------------------------------
                                                            First          Second         Third        Fourth       Total Year
                                                          ---------      ---------      ---------     ---------      ---------
                                                                         (in thousands, except per share data)
     Net revenues                                            41,359         44,709         42,089        42,568        170,725

     Operating income                                         3,560          3,335          4,396         4,340         15,631

     Income from continuing operations                        1,721          1,565          2,209         1,896          7,391

     Loss from discontinued operations                       (1,614)        (1,412)            --       (11,687)       (14,713)

     Net income (loss)                                          107            153          2,209        (9,791)        (7,322)

     Earnings (loss) per share - diluted:
            Income from continuing operations                  0.31           0.28           0.40          0.33           1.32
            Loss from discontinued operations                 (0.29)         (0.26)            --         (2.05)         (2.66)
            Net income (loss)                                  0.02           0.02           0.40         (1.72)         (1.34)

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements:

          Independent auditor's report

          Consolidated balance sheets at December 31, 2001 and 2000

          Consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999

          Consolidated statements of comprehensive income (loss) for the years ended December 31, 2001, 2000 and 1999

          Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999

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

          10.32 First Amendment to Amended and Restated Loan and Security Agreement dated June 26, 1998 by and between Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1998).

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

          10.35 Advanced Technical Products, Inc. 1998 Employee Stock Purchase Plan dated October 29, 1998 (incorporated by reference to the Company's Proxy Statement on Schedule 14A dated October 1, 1999).

          10.36 Agreement and Plan of Merger dated September 3, 1999 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to the Company's Proxy Statement on Schedule 14A dated October 1, 1999).

          10.37 Advanced Technical Products, Inc. 401 (k) Plan Adoption Agreement dated September 16, 1999 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

          10.38 January 2000 Agreement and Plan of Merger dated January 28, 2000 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 28, 2000).

          10.39 Termination Agreement and Plan dated January 28, 2000 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp.

                    (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated January 28, 2000).

          10.40 Rights Agreement dated March 3, 2000 between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 9, 2000).

          10.41* Amendment to Amended and Restated Employment Agreement dated March 30, 2000 by and between the Company and Garrett L. Dominy (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

          10.42* Amendment to Amended and Restated Employment Agreement dated March 30, 2000 by and between the Company and James S. Carter (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

          10.43 Amendment to Letter of Credit and Reimbursement Agreement by and between Alcore, Inc. and First Union National Bank dated May 12, 2000 (to be filed by amendment).

          10.44 Pledge and Security Agreement made by Alcore, Inc. to and for the benefit of First Union National Bank dated May 12, 2000 (to be filed by amendment).

          10.45 Second Amended and Restated Loan and Security Agreement dated October 10, 2000 by and among Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as Agent and a Lender , and Certain Lenders, as Lenders (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

          10.46 Loan and Security Agreement dated October 10, 2000 by and among Back Bay Capital Funding, LLC, the Lender, and Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as Borrower (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

          10.47 Agreement for the Purchase and Sale of Assets dated as of May 15, 2001, by and among Advanced Technical Products, Inc., Alcore, Inc., and Alcore Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 16, 2001).

          21.1      List of subsidiaries of Advanced Technical Products, Inc.

          23.1      Consent of KPMG LLP.

*    Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roswell, State of Georgia, on April 1, 2002

ADVANCED TECHNICAL PRODUCTS, INC.


                                               /S/ JAMES P. HOBT
                                               -------------------------------
                                               James P. Hobt
                                          (a)  Vice President

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

          Signature                               Title                          Date
          ---------                               -----                          ----
     /S/ JAMES P. HOBT        ,           Chief Financial Officer and        April 1, 2002
------------------------------                 Treasurer,
       James P. Hobt                (Principal Financial Officer and
                                      Principal Accounting Officer)


   /S/ GARRETT L. DOMINY      ,           Chief Executive Officer,           April 1, 2002
------------------------------                  President
     Garrett L. Dominy                (Principal Executive Officer)
                                              and Director


    /S/ GARY L. FORBES                   Chairman of the Board,              April 1, 2002
------------------------------                and Director
      Gary L. Forbes


    /S/ JAMES S. CARTER                         Director                     April 1, 2002
------------------------------
      James S. Carter


 /S/ JOHN H. TILELLI, JR.                       Director                     April 1, 2002
------------------------------
   John H. Tilelli, Jr.


   /S/ ROBERT C. SIGRIST                        Director                     April 1, 2002
------------------------------
     Robert C. Sigrist

 /S/ LAWRENCE E. WESNESKI                       Director                     April 1, 2002
------------------------------
   Lawrence E. Wesneski


    /S/ SAM P. DOUGLASS                         Director                     April 1, 2002
------------------------------
     Sam P. Douglass


     /S/ JOHN M. SIMON                          Director                     April 1, 2002
------------------------------
       John M. Simon


   /S/ JOHNNIE E. WILSON                        Director                     April 1, 2002
------------------------------
     Johnnie E. Wilson

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

          10.32 First Amendment to Amended and Restated Loan and Security Agreement dated June 26, 1998 by and between Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as lender (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1998).

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

          10.35 Advanced Technical Products, Inc. 1998 Employee Stock Purchase Plan dated October 29, 1998 (incorporated by reference to the Company's Proxy Statement on Schedule 14A dated October 1, 1999).

          10.36 Agreement and Plan of Merger dated September 3, 1999 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to the Company's Proxy Statement on Schedule 14A dated October 1, 1999).

          10.37 Advanced Technical Products, Inc. 401 (k) Plan Adoption Agreement dated September 16, 1999 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

          10.38 January 2000 Agreement and Plan of Merger dated January 28, 2000 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 28, 2000).

          10.39 Termination Agreement and Plan dated January 28, 2000 by and among Advanced Technical Products, Inc., ATP Acquisition Corp. and ATP Holding Corp.

                    (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated January 28, 2000).

          10.40 Rights Agreement dated March 3, 2000 between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 9, 2000).

          10.41* Amendment to Amended and Restated Employment Agreement dated March 30, 2000 by and between the Company and Garrett L. Dominy (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

          10.42* Amendment to Amended and Restated Employment Agreement dated March 30, 2000 by and between the Company and James S. Carter (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

          10.43 Amendment to Letter of Credit and Reimbursement Agreement by and between Alcore, Inc. and First Union National Bank dated May 12, 2000 (to be filed by amendment).

          10.44 Pledge and Security Agreement made by Alcore, Inc. to and for the benefit of First Union National Bank dated May 12, 2000 (to be filed by amendment).

          10.45 Second Amended and Restated Loan and Security Agreement dated October 10, 2000 by and among Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as borrower, and Fleet Capital Corporation, as Agent and a Lender , and Certain Lenders, as Lenders (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

          10.46 Loan and Security Agreement dated October 10, 2000 by and among Back Bay Capital Funding, LLC, the Lender, and Advanced Technical Products, Inc., Alcore, Inc., Technical Products Group, Inc., Marion Properties, Inc., Deland Properties, Inc. and Lincoln Properties, Inc., collectively, as Borrower (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

          10.47 Agreement for the Purchase and Sale of Assets dated as of May 15, 2001, by and among Advanced Technical Products, Inc., Alcore, Inc., and Alcore Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 16, 2001).

          21.1      List of subsidiaries of Advanced Technical Products, Inc.

          23.1      Consent of KPMG LLP.

*    Indicates management contract or compensatory plan or arrangement.