Form 10-K/A
period 2001-12-31
ADVANCED TECHNICAL PRODUCTS INC
filed 2002-04-30
CIK 60911

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

    Title of Each Class                Name of Each Exchange on Which Registered
Common Stock, $0.01 par value                    Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 2002 was $116,268,326 (4,387,484 shares at $26.50 per share, the closing price of the registrant's common stock on the Nasdaq National Market on March 29, 2002). As of that date, 5,886,997 shares of the Company's Common Stock were outstanding.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Amended and Restated Certificate of Incorporation of Advanced Technical Products, Inc. ("ATP" or the "Company") authorizes the Board of Directors (the "Board") to fix the number of directors from time to time, but the Board may not consist of more than twelve persons. The number of directors is currently established at nine. The Amended and Restated Certificate of Incorporation of ATP also provides for three classes of directors, designated Class I, Class II and Class III, each currently having three-year terms of office. Each class of directors is to consist of, as nearly as possible, one-third of the total number of directors constituting the entire Board. Except for directors elected to fill vacancies on the Board (whether created by death, resignation, removal or expansion of the Board), the directors of each class will be elected for a term of three years and until their successors have been elected and qualified.

     Set forth below is certain information concerning each of the directors of the Company now in office and each of the executive officers of the Company who are not directors. Except for General Johnnie E. Wilson and General John H. Tilelli, Jr., each of the directors was designated as a director of ATP effective October 31, 1997 in connection with the consummation of the merger (the "Lunn/TPG Merger") of TPG Holdings, Inc. ("TPG") and Lunn Industries, Inc. ("Lunn") under the name "Advanced Technical Products, Inc." The age of each director, his positions and offices with ATP, the year in which he first became a director of ATP, his business experience during the past five years or more, and the other directorships he holds are shown below. Similar information is provided concerning executive officers who are not directors.

CLASS II DIRECTORS - TERMS EXPIRING 2002

GARRETT L. DOMINY, 56. Mr. Dominy has served as President and Chief Executive Officer since February 2000 and was the Company's Chief Financial Officer, Assistant Secretary and Treasurer from October 1997 to May 2000. Mr. Dominy also served as Executive Vice President, from October 1997 to May 2000. Mr. Dominy served as the Chief Financial Officer, Executive Vice President, Secretary and Treasurer of TPG from June 1995 until the Lunn/TPG Merger. Prior to that time, Mr. Dominy was an audit partner of Arthur Andersen Worldwide.

SAM DOUGLASS, 69. Mr. Douglass is a member of the Audit Committee. Mr. Douglass served as a director of TPG from its inception in 1995 until the Lunn/TPG Merger. Mr. Douglass has been Chairman of the Board and Chief Executive Officer of Equus Capital Corporation, the managing general partner of Equus Equity Appreciation Fund L.P., since its formation in September 1983. Mr. Douglass has also been Chairman of the Board and Chief Executive Officer of Equus II Incorporated, an investment company that trades as a closed-end fund on the NYSE, and Equus Capital Management Corporation, since their formation in 1983. Since 1978, Mr. Douglass has served as Chairman and Chief Executive Officer of Equus Corporation International, a privately owned corporation engaged in a variety of investment activities.

JOHN M. SIMON, 59. Mr. Simon is a member of the Audit Committee. Mr. Simon has been a Managing Director of Allen & Company Incorporated for more than five years. Mr. Simon is a director of Neurogen Corporation, a Nasdaq National Market pharmaceutical company, and CoStar Group, Inc., a Nasdaq National Market company that provides information services to the U.S. commercial real estate industry. Mr. Simon was originally elected a director of Lunn in 1993.

CLASS III DIRECTORS - TERMS EXPIRING 2003

JAMES S. CARTER, 66. Mr. Carter is a director and served as the Chairman of the Board, President and Chief Executive Officer of the Company from the Lunn/TPG Merger until February 2000. Mr. Carter served as the President and Chief Executive Officer and as a director of TPG from its inception in 1995 until the Lunn/TPG Merger. Mr. Carter served as an industry consultant from 1993 to 1995 and Vice President and General Manager of the Composite Structures Division of Alcoa Composites, Inc. from 1989 to 1993. Prior to joining Alcoa Composites, Inc., Mr. Carter was director of Composites with Northrop Corporation for the B-2 Aircraft Group from 1980 to 1989. Mr. Carter began his career in the aerospace industry with the Brunswick Technical Group of Brunswick Corporation in 1956.

GARY L. FORBES, 58. Mr. Forbes was elected Chairman of the Board of the Company in July 2000. Mr. Forbes served as a director of TPG from its inception in 1995 until the Lunn/TPG Merger. Mr. Forbes has been a Vice President of Equus Capital Corporation, the managing general partner of Equus Equity Appreciation Fund L.P. since November 1991. He has been a Vice President of Equus II Incorporated and Equus Capital Management Corporation since December 1991. Mr. Forbes is a director of Consolidated Graphics, Inc. (a NYSE commercial printing company) and NCI Building Systems, Inc. (a NYSE manufacturer of pre-engineered metal buildings).

GENERAL JOHNNIE E. WILSON, (Ret. U.S. Army), 58. General Wilson has been a director since October 2000, and is the President and Chief Operating Officer of Dimensions International, Inc., an information technology company. General Wilson retired from the U.S. Army in April of 1999 and his last post was as the Commanding General, U.S. Army Materiel Command. Throughout his military career, General Wilson served in a number of prestigious command and staff positions. Prior to serving as Commanding General, U.S. Army Materiel Command, General Wilson served as Deputy Chief of Staff for Logistics, Department of Army Pentagon; Chief of Staff, U.S. Army Materiel Command; Commanding General, Ordnance Center and School, Aberdeen Proving Ground, Md.; Deputy Commanding General, 21st Theater Army Area Command, U.S. Army Europe and 7th Army; Commander, 13th Support Command, Fort Hood, Texas; and Commander, Division Support Command, 1st Armored Division, U.S. Army Europe.

CLASS I DIRECTORS - TERMS EXPIRING 2004

ROBERT C. SIGRIST, 69. Mr. Sigrist served as a director of TPG from August 1995 until October 1997. Prior to that time, Mr. Sigrist served as the President of the Brunswick Technical Group of Brunswick Corporation.

LAWRENCE E. WESNESKI, 54. Mr. Wesneski is a member of the Audit Committee. Mr. Wesneski has been President and Chief Executive Officer of Hoak Breedlove Wesneski & Co. since August 1996. Mr. Wesneski has been engaged in the investment banking industry for more than 20 years. Prior to the formation of Hoak Breedlove Wesneski & Co., Mr. Wesneski was President and Managing Director of Breedlove Wesneski & Co. for ten years. Mr. Wesneski was formerly head of the Southwest Corporate Finance Department of Bear Stearns & Co., Inc., a Managing Director of Corporate Finance at Eppler, Guerin & Turner, Inc., and a member of the

Corporate Finance Department at Dean Witter Reynolds, Inc. Mr. Wesneski served as a director of TPG from its inception in 1995 until the Lunn/TPG Merger.

GENERAL JOHN H. TILELLI, JR., (Ret. U.S. Army), 60. General Tilelli has been a director of the Company since May 2001. Since January 2002, General Tilelli has been President and Chief Operating Officer of Cypress International, a defense industry business development consulting firm. From March 2000 to December 2001, General Tilelli served as President and CEO of USO Worldwide Operations. General Tilelli retired from the U.S. Army in January 2000, where he served in a number of prestigious command and staff positions. Prior to his retirement, General Tilelli served as Commander-in-Chief of the United Nations Command, Republic of Korea/United States Combined Forces Command, and United States Forces Korea. Other service positions in the U.S. Army included: Commanding General of 1st Cavalry Division during Desert Shield and Desert Storm; Commander, Seventh Army Training Command and Combat Maneuver Training Center; Deputy Chief of Staff for Operations and Plans, Department of the Army; Vice Chief of Staff of the Army; and Commander of United States Army Forces Command. General Tilelli is a director of the Raytheon Company (a NYSE defense and commercial electronics company) ERDAS (a provider of geographic imaging solutions), and Vision Technologies Kinetics (a company focused on ground combat systems).

EXECUTIVE OFFICERS

JAMES P. HOBT, 47. Mr. Hobt has been Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since May 2000. Mr. Hobt served as Corporate Controller and Secretary from October 1997 to May 2000. From May 1995 until the Lunn/TPG Merger, Mr. Hobt served as Corporate Controller and Assistant Secretary for TPG. Prior to then, he was the Assistant Controller of the Brunswick Technical Group.

H. DWIGHT BYRD, 64. Mr. Byrd has been Vice President of the Company and President of the Company's Marion Composites Division since the Lunn/TPG Merger. From April 1995 until the Lunn/TPG Merger, Mr. Byrd served as a Vice President of TPG and President of the Marion Composites Division. During the period from April 1992 to April 1995, Mr. Byrd served as General Manager of Brunswick Corporation's Marion, Virginia division. During 1991 to April 1992, Mr. Byrd served as Director of Manufacturing for Brunswick's Mercury Marine Division in Stillwater, Oklahoma.

RICHARD J. RASHILLA, 42. Mr. Rashilla has been Vice President of the Company and President of the Lincoln Composites Division since January 1999. Prior to January 1999, Mr. Rashilla served as Lincoln Composites' Vice President and General Manager. Mr. Rashilla served as Executive Director of Business Development along with other senior management positions for Brunswick's Technical Group between 1983 and 1995. These prior assignments included senior positions in the Company's diversification projects into Natural Gas Vehicle Fuel Tanks and Oil and Gas related products. From 1989 to 1993, Mr. Rashilla was assigned to Brunswick's Marion, Virginia operation.

BRIAN W. HODGES, 41. Mr. Hodges has been Vice President of the Company and President of the Intellitec Division since May 1998. Prior to May 1998, Mr. Hodges served as Intellitec's Vice President and General Manager for Defense Products and Vice President of Operations. Mr. Hodges served as Director of Operations in addition to other senior management positions for Brunswick's Technical Group between 1987 and 1995. Previous to that, Mr. Hodges held supervisory and engineering positions at both Honeywell, Inc. and Texas Instruments, Inc.

MICHAEL KOHLER, 37. Mr. Kohler has been Vice President of the Company and President of the Lunn Industries Division since the Lunn/TPG Merger. From 1994 to 1997, Mr. Kohler served as Director of Engineering for Lunn and, for over three years prior to 1994, served as a quality assurance manager and quality engineer for Lunn.

SECTION 16 REQUIREMENTS

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of ATP's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC and The Nasdaq Stock Market. Such persons are required by the SEC to furnish the Company copies of all Section 16(a) forms they file. Based on our records or written representations from certain reporting persons, we believe that during 2001 all our directors, officers and 10% or greater beneficial owners timely filed all required Section 16(a) reports.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table presents information concerning the compensation of the Chief Executive Officer and each of the four other most highly compensated executive officers during the 2001 fiscal year (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for the fiscal year ended December 31, 2001, as well as the previous two fiscal years:

                                            Annual Compensation                              Long-Term Compensation
                              -------------------------------------------------      ----------------------------------------
                                                                       Other         Securities
                                                                       Annual        Underlying                    All Other
                                                                       Compen-        Options/      LTIP             Compen-
                                          Salary         Bonus         sation           Sars       Payments          sation
          Name                Year          ($)           ($)          ($) (2)           (#)         ($)             ($)(1)
-----------------------       ----      ----------     ----------    ----------      -----------   --------        ----------
Garrett L. Dominy,            2001       $350,577       $138,919       $   --           37,000           --         $  7,056
President and                 2000        320,000         88,010           --           45,000           --            7,056
Chief Executive Officer       1999        274,615           --             --             --             --            6,491

H. Dwight Byrd,               2001       $229,615       $ 12,689       $  9,563         10,000           --         $  7,737
Vice President                2000        209,614          8,364          9,440         25,000           --            7,392
                              1999        190,961         25,116         10,551           --             --            6,204

Brian W. Hodges,              2001       $177,731       $ 51,431       $ 30,130         10,000           --         $  4,261
Vice President                2000        153,154         14,030         17,264         25,000           --            3,640
                              1999        137,335         21,392          3.909           --             --            2,780

Richard J. Rashilla,          2001       $164,615       $ 29,705       $  6,812          8,000           --         $  3,495
Vice President                2000        142,656         50,835          2,119         25,000           --            3,024
                              1999        122,417         36,817           --             --             --            2,775

James P. Hobt,                2001       $175,539       $ 38,878           --            3,000           --         $  4,536
Vice President and            2000        151,100         25,641           --           20,000           --            3,597
Chief Financial Officer       1999        121,077         10,000           --             --             --            2,810

-------------------

(1) "All Other Compensation" for 2001 for the Named Executive Officers is comprised of the following: (a) Company contributions to retirement savings plans for Messrs. Dominy ($5,250), Byrd ($4,951), Hodges ($4,081), Rashilla ($3,159) and Hobt ($4,032), and (b) the taxable amount of life insurance premiums paid by us for Messrs. Dominy ($1,806), Byrd ($2,786), Hodges ($180), Rashilla ($336) and Hobt ($504).

(2)  "Other Annual Compensation" for 2001 for Mr. Hodges includes the following:
     (a) the taxable  portion of personal use of Company  vehicle  ($17,795) and
     (b) earned vacation paid in cash in lieu of time off ($12,293).

Option Grants During Fiscal Year 2001

     The following table sets forth the options granted during 2001 to the Named Executive Officers pursuant to the Company's employee stock option plans. The Company did not grant any stock appreciation rights during 2001.

                                                   Individual Grants
                                        -----------------------------------------
                                        Percent of
                          Number of        Total                                          Potential Realizable Value
                          Securities      Options                                       at Assumed Annual Rates of Stock
                          Underlying    Granted to                                     Price Appreciation for Option Term
                           Options       Employees      Exercise      Expiration     --------------------------------------
Name                       Granted        in 2001       Price ($)        Date          0%($)       5%($)          10%($)
---------------------     ----------    ------------    ---------     -----------    --------  -----------     ------------
Garrett L. Dominy          37,000          32.89%       $15.000        11/06/07         --       $193,510        $440,300

H. Dwight Byrd             10,000           8.89%       $15.000        11/06/07         --       $ 52,300        $119,000

Brian W. Hodges            10,000           8.89%       $15.000        11/06/07         --       $ 52,300        $119,000

Richard J. Rashilla         8,000           7.11%       $15.000        11/06/07         --       $ 41,840        $ 95,200

James P. Hobt               3,000           2.67%       $15.000        11/06/07         --       $ 15,690        $ 35,700

     During 2001, outstanding options granted in 1997 for each of the Named Executive Officers for the same number of securities underlying options granted as above and the same exercise price ($15.00) were cancelled.

Option Exercises During Fiscal Year 2001 and Fiscal Year End Option Values

     The following table provides information about options exercised by the Named Executive Officers during 2001 and the unexercised options and the aggregate dollar value of in-the-money options held by the Named Executive Officers at the end of 2001.

                                                            Number Of Securities                  Value Of Unexercised
                                                           Underlying Unexercised                     In-The-Money
                                                              Options/SARS At                         Options/SARS
                                                              Fiscal Year-End                    At Fiscal Year End($)
                                                     -----------------------------------     -------------------------------
                        Shares          Value
                      Acquired On     Realized
      Name            Exercise(#)        ($)           Exercisable       Unexercisable        Exercisable      Unexercisable
-----------------     -----------    ----------     ----------------    ----------------     --------------    -------------
Garrett L. Dominy            --       $   --             38,600             43,400             $197,766          $525,774

H. Dwight Byrd               --           --             13,000             22,000               89,689           287,054

Brian W. Hodges          11,956       81,032             15,989             22,000              140,442           287,054

Richard J. Rashilla          --           --             20,948             21,600              247,990           286,098

James P. Hobt                --           --             14,910             16,600              206,691           227,253


EMPLOYMENT AGREEMENTS

     Mr. Dominy's employment agreement provides for a base salary of $325,000 per year as of February 1, 2000 subject to an annual increase based, at a minimum, on the consumer price index for the previous year. Mr. Dominy's base salary for 2001 was $350,577. Mr. Dominy is also entitled to receive, subject to the discretion of the Board, an annual bonus of up to 75% of his then annual base salary. Mr. Dominy's employment agreement is terminable by the Company with or without cause; provided that if the Company terminates the employment of Mr. Dominy without cause, Mr. Dominy will be entitled to receive payment of the greater of: (a) his base salary and incentive bonus for the number of full months remaining in the agreement term, and (b) his base salary for a period of 36 months. Mr. Dominy's employment agreement also provides that if there is a "change in control" of the Company or a constructive termination of Mr. Dominy without cause, then Mr. Dominy is entitled to a lump-sum payment of the specified amount within 60 days of the effective date of termination. Following any termination of Mr. Dominy's employment for cause or upon Mr. Dominy's breach of the terms of his employment agreement, it is expected that Mr. Dominy will be subject to non-disclosure and non-competition covenants for up to two years.

     Messrs. Byrd, Hodges, Rashilla and Hobt each have employment agreements with the Company with terms substantially the same as Mr. Dominy's agreement, except for: (1) the base salary (Mr. Byrd - $215,000 initially and $229,615 for 2001, Mr. Hodges - $158,000 initially and $177,731 for 2001, Mr. Rashilla - $150,000 initially and $164,615 for 2001, and Mr. Hobt - $165,000 initially and $175,539 for 2001) and (2) the amount the employee will be entitled to receive in the event of termination by the Company without cause, which would be his base salary for 12 months and any accrued incentive bonus at the time of termination.

COMPENSATION OF DIRECTORS

     The Chairman of the Board receives $50,000 annually. All other directors who are not employees of the Company receive $25,000 annually. Additionally, non-employee directors who have not previously served on the Board receive a grant under the Advanced Technical Products, Inc. Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") of options to purchase 7,500 shares of Common Stock upon commencement of their term. On June 15 and December 15 of each year, continuing non-employee directors automatically receive grants under the Non-Employee Director Plan of options to purchase shares of Common Stock. The amount of options granted is determined by dividing $15,000 by the closing market price of the Company's stock on the date of the grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board does not have a compensation committee. None of ATP's executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the ATP Board or served as a director of another entity, one of whose executive officers served on the ATP Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 25, 2002, the number of shares of the Company Common Stock beneficially owned by (1) each person or group known by the Company to own beneficially more than 5% of the outstanding shares of the Company Common Stock, (2) each director of the Company, (3) the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, and (4) all directors and executive officers as a group. At the close of business on that date, the Company had 5,890,064 shares of Common Stock issued and outstanding. Except as otherwise indicated, each of the persons or groups named below has sole voting power and investment power with respect to such the Company Common Stock.

                                                        COMMON STOCK
                                                  -------------------------
NAME OF BENEFICIAL OWNER OR GROUP                   SHARES         PERCENT
                                                  -------------------------
American Airlines Master Fixed Benefit
  Penison Trust ..........................         776,267           13.18%
4333 Amon Carter Blvd
Ft. Worth, TX 76155
Kern Capital Management. LLC (1) .........         726,100           12.33%
114 West 47th Street, Suite 1926
New York, NY 10036
FleetBoston Financial Corp (1) ...........         602,277           10.23%
100 Federal Street
Boston, MA 02100
H. Dwight Byrd (2) .......................         248,195            4.21%
James S. Carter (3) ......................         243,564            4.14%
Garrett L. Dominy (4) ....................         239,896            4.07%
Sam P. Douglass (5)(7) ...................         368,643            6.26%
2929 Allen Parkway, Suite 2500
Houston, TX 77019
Gary L. Forbes (6)(7)(8) .................         317,402            5.39%
2929 Allen Parkway, Suite 2500
Houston, TX 77019
James P. Hobt (9) ........................          34,374               *
Brian W. Hodges (10) .....................          31,180               *
Richard J. Rashilla (11) .................          28,791               *
Robert C. Sigrist (7)(12) ................          68,975            1.17%
John M. Simon (7)(13) ....................          70,868            1.20%
Lawrence E. Wesneski (7) (14) ............         154,295            2.62%
John H. Tilelli, Jr. (3) .................           5,277               *
Johnnie E. Wilson (15) ...................           7,777               *

All directors and executive officers
   as a group (14 persons) (16) ..........       1,627,710           27.63%

----------
*    Less than one percent.

(1)  Based on a Schedule 13G  Amendment  No. 1 dated  February 14, 2002.  In its
     Schedule 13G amendment, FleetBoston Financial Corp. indicated it had sole voting power with respect to 397,977 shares, shared voting power with respect to zero shares, sole dispositive power with respect to 601,777 shares and shared dispositive power with respect to 500 shares.

(2) Includes 197,191 shares of the Company Common Stock held by the Harvey Dwight Byrd, Sr. Revocable Trust DTD, which Mr. Byrd may be deemed to own as a settlor and trustee of such trust. Mr. Byrd disclaims beneficial ownership of these shares. In addition, includes 1,604 shares purchased through the 1998 Advanced Technical Products, Inc. Employee Stock Purchase Plan (the "Purchase Plan"), 16,400 shares held upon Mr. Byrd's behalf as an interest in the Advanced Technical Products, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") and 13,000 shares of the Company Common Stock that may be acquired within 60 days of April 25, 2002 upon exercise of options granted pursuant to the 1997 and 2000 Advanced Technical Products, Inc. Stock Option Plans (the "Employee Plans").

(3) Includes 5,277 shares of the Company Common Stock that may be acquired within 60 days of April 25, 2002 upon exercise of options granted under the Non-Employee Director Plan.

(4) Includes 1,293 shares purchased through the Purchase Plan, 10,750 shares held upon Mr. Dominy's behalf as an interest in the Deferred Compensation Plan and 38,600 shares of the Company Common Stock that may be acquired within 60 days of April 25, 2002 upon exercise of options granted pursuant to the Employee Plans.

(5) Includes 203,227 shares of the Company Common Stock that each of the Douglass Trust IV, FBO Preston Douglass, Jr. and the Douglass Trust IV, FBO Brooke Douglass (collectively, the "Douglass Trusts") may be deemed to beneficially own as a result of their ownership of all of the outstanding common stock of Equus Corporation International ("ECI"). ECI may be deemed to own the 203,227 shares that are beneficially owned by Equus Capital Management Corporation ("ECMC") as a result of ECI's ownership of 80% of the common stock of ECMC. ECI disclaims beneficial ownership of those shares. ECMC owns beneficially and of record 11,750 shares of the Company Common Stock. ECMC may also be deemed to beneficially own 191,477 shares of the Company Common Stock that are owned beneficially and of record by Equus Capital Corporation ("ECC"), a wholly-owned subsidiary of ECMC. ECMC disclaims beneficial ownership of these shares. Mr. Douglass is the trustee of the Douglass Trusts. Mr. Douglass, for himself and as trustee of the Douglass Trusts, disclaims beneficial ownership of such shares. In addition, includes 68,362 shares of the Company Common Stock that are owned of record by the Douglass Trust IV, FBO Preston Douglass, Jr. and 68,362 shares of the Company Common Stock that are owned of record by the Douglass Trust IV, FBO Brooke Douglass. Mr. Douglass disclaims beneficial ownership of these shares. In addition, includes 8,187 shares of the Company Common Stock that are owned of record by the Tiel Trust, FBO Sam P. Douglass and 8,187 shares of the Company Common Stock that are owned of record by the Tiel Trust, FBO Paula T. Douglass. Mr. Douglass disclaims beneficial ownership of these shares.

(6) Includes 203,227 shares of the Company Common Stock that Mr. Forbes may be deemed to beneficially own, including 191,477 shares owned beneficially and of record by ECC and 11,750 shares owned beneficially and of record by ECMC. Mr. Forbes is a vice president of ECC and ECMC. Mr. Forbes disclaims beneficial ownership of these shares.

(7) Includes 12,318 shares of the Company Common Stock that may be acquired within 60 days of April 25, 2002 upon exercise of options granted under the Non-Employee Director Plan.

(8) Includes 14,700 shares held upon Mr. Forbes's behalf as an interest in the Deferred Compensation Plan.

(9) Includes 1,964 shares purchased through the Purchase Plan, 17,500 shares held upon Mr. Hobt's behalf as an interest in the Deferred Compensation Plan and 14,910 shares of the Company Common Stock that may be acquired within 60 days of April 25, 2002 upon exercise of options granted pursuant to the Employee Plans.

(10) Includes 835 shares purchased through the Purchase Plan and 15,989 shares of the Company Common Stock that may be acquired within 60 days of April 25, 2002 upon exercise of options granted pursuant to the Employee Plans.

(11) Includes 1,843 shares purchased through the Purchase Plan, 6,000 shares held upon Mr. Rashilla's behalf as an interest in the Deferred Compensation Plan and 20,948 shares of the Company Common Stock that may be acquired within 60 days of April 25, 2002 upon exercise of options granted pursuant to the Employee Plans.

(12) Includes 56,657 shares of the Company Common Stock held by the Robert C. Sigrist Trust DTD, which Mr. Sigrist may be deemed to own as a trustee of such trust. Mr. Sigrist disclaims beneficial ownership of these shares.

(13) Includes 32,050 shares of the Company Common Stock that are owned of record by Allen & Company Incorporated. Mr. Simon disclaims beneficial ownership of these shares.

(14) Includes 43,382 shares of the Company Common Stock held directly by Mr. Wesneski through a SEPIRA and 98,595 shares held by Breedlove & Wesneski, L.P., of which Mr. Wesneski is a general partner.

(15) Includes 7,777 shares of the Company Common Stock that may be acquired within 60 days of April 25, 2002 upon exercise of options granted under the Non-Employee Director Plan.

(16) Includes 7,539 shares purchased through the Purchase Plan, 65,350 shares held upon the Company's directors and officers' behalf as an interest in the Deferred Compensation Plan and 187,568 shares of the Company Common Stock that may be acquired within 60 days of April 25, 2002 upon exercise of options granted pursuant to the Employee Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 28, 1995, TPG loaned James S. Carter, then its President and Chief Executive Officer, $74,925 to help fund Mr. Carter's acquisition of 35,625 shares of the common stock of TPG, which were then converted into 295,787 shares of the common stock of the Company in the Lunn/TPG Merger. Mr. Carter executed a promissory note in favor of TPG, bearing interest at 8% per annum, the principal and interest of which mature on April 28, 2001. During 2001, Mr. Carter paid the Company $110,889 as full payment of the promissory note obligation.

     On June 1, 1995, TPG loaned Garrett L. Dominy, then its Executive Vice President and Chief Financial Officer, $39,960 to help fund Mr. Dominy's acquisition of 19,000 shares of the common stock of TPG, which were then converted into 157,753 shares of the common stock of the Company in the Lunn/TPG Merger. Mr. Dominy executed a promissory note in favor of TPG, bearing interest at 8% per annum, the principal and interest of which mature on June 1, 2001. During 2001, Mr. Dominy paid the Company $60,473 as full payment of the promissory note obligation.

     On January 1, 2002, General John H. Tilelli, Jr., a director of the Company, was appointed as a senior team member of Cypress International, Inc. ("Cypress"), which rendered business development and marketing consulting services to the Company in 2001. The Company paid Cypress $53,000 in 2001 for consulting services rendered and related expenses.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roswell, State of Georgia, on April 26, 2002

                                      ADVANCED TECHNICAL PRODUCTS, INC.


                                      /S/ JAMES P. HOBT
                                      -----------------------------------------
                                      James P. Hobt
                                      Vice President & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                               Title                          Date
                ---------                               -----                          ----
            /S/ JAMES P. HOBT          ,     Chief Financial Officer and          April 26, 2002
---------------------------------------              Treasurer,
              James P. Hobt               (Principal Financial Officer and
                                            Principal Accounting Officer)


          /S/ GARRETT L. DOMINY        ,       Chief Executive Officer,           April 26, 2002
---------------------------------------               President
            Garrett L. Dominy               (Principal Executive Officer)
                                                    and Director


           /S/ GARY L. FORBES                  Chairman of the Board,             April 26, 2002
---------------------------------------             and Director
             Gary L. Forbes

           /S/ JAMES S. CARTER                        Director                    April 26, 2002
---------------------------------------
             James S. Carter

        /S/ JOHN H. TILELLI, JR.                      Director                    April 26, 2002
---------------------------------------
          John H. Tilelli, Jr.

          /S/ ROBERT C. SIGRIST                       Director                    April 26, 2002
---------------------------------------
            Robert C. Sigrist

        /S/ LAWRENCE E. WESNESKI                      Director                    April 26, 2002
---------------------------------------
          Lawrence E. Wesneski

           /S/ SAM P. DOUGLASS                        Director                    April 26, 2002
---------------------------------------
            Sam P. Douglass

            /S/ JOHN M. SIMON                         Director                    April 26, 2002
---------------------------------------
              John M. Simon

          /S/ JOHNNIE E. WILSON                       Director                    April 26, 2002
---------------------------------------
            Johnnie E. Wilson