Form 10-Q
period 2002-03-29
ADVANCED TECHNICAL PRODUCTS INC
filed 2002-05-13
CIK 60911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2002 OR

|_|	Transition Report Pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934

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

———————————————————————————
(Former Address, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X|	NO |_|

The aggregate number of shares of Common Stock outstanding as of May 10, 2002 was 5,890,064.

ADVANCED TECHNICAL PRODUCTS, INC.

INDEX

ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 29, 2002 AND DECEMBER 31, 2001

(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 29, 2002	December 31, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,178	$ 1,549
Accounts receivable (net of allowance for doubtful accounts of $361 and $306 at
March 29, 2002 and December 31, 2001, respectively)	24,061	26,256
Inventories and costs relating to long-term contracts and programs in
process, net of progress payments	53,196	54,347
Prepaid expenses and other current assets	2,151	2,555
Deferred income taxes	2,794	2,794

Total current assets	83,380	87,501

NONCURRENT ASSETS:
Property, plant and equipment	25,334	24,379
Less-accumulated depreciation	(14,196)	(13,522)

Net property, plant and equipment	11,138	10,857

Deferred income taxes	1,105	1,105
Net assets of discontinued operations	1,514	1,319
Other noncurrent assets	3,731	3,210

Total assets	$ 100,868	$ 103,992

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 14,334	$ 19,911
Accrued expenses	11,864	12,187
Short-term debt	22,200	22,562

Total current liabilities	48,398	54,660

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	14,194	14,603
Other liabilities	4,722	3,855

Total liabilities	67,314	73,118

SHAREHOLDERS’ EQUITY:
Preferred stock, undesignated, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 5,880,997 shares and 5,841,739
shares issued and outstanding as of March 29, 2002 and December 31, 2001, respectively	58	58
Additional paid-in capital	20,291	19,883
Retained earnings	14,340	12,081
Accumulated other comprehensive loss	(541)	(541)

	34,148	31,481
Less: Common stock purchased by deferred compensation trust (85,525 shares and 89,000 shares
as of March 29, 2002 and December 31, 2001, respectively)	(594)	(607)

Total shareholders’ equity	33,554	30,874

Total liabilities and shareholders’ equity	$ 100,868	$ 103,992

See accompanying Notes to Condensed Consolidated Financial Statements.

3

ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 29, 2002 AND MARCH 30, 2001

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2002	2001
Revenues	$49,996	$42,342

Cost of revenues	38,442	32,895

General and administrative expenses	7,179	5,593

Operating income	4,375	3,854

Interest expense	682	979
Other expense	20	321

Income before income tax expense	3,673	2,554

Income tax expense	1,414	983

Net Income	$ 2,259	$ 1,571

Net income per share:
Basic	$ 0.39	$ 0.28

Diluted	$ 0.36	$ 0.26

Weighted average number of common and common
equivalent shares outstanding:
Basic	5,766	5,443

Diluted	6,222	5,859

See accompanying Notes to Condensed Consolidated Financial Statements.

4

ADVANCED TECHNICAL PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 29, 2002 AND MARCH 30, 2001

(UNAUDITED, IN THOUSANDS)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,259	$ 1,571
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	722	708
Expense resulting from appreciation of Company stock held
in deferred compensation trust	805	—
Other non-cash charges	143	113
Changes in operating assets and liabilities:
Accounts receivable	1,777	(1,770)
Inventories	1,151	(1,040)
Accounts payable	(5,577)	2,003
Accrued expenses	(311)	618
Net assets of discontinued operations	(195)	(929)
Other assets and liabilities	314	853

Net cash provided by operating activities	1,088	2,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(954)	(487)
Net investing activities of discontinued operations	—	(4)

Net cash used in investing activities	(954)	(491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	(914)	(2,289)
Proceeds from exercise of stock options and warrants	303	185
Common stock issued under employee stock purchase plan	32	39
Cash dividends paid	—	(40)
Payments under capital lease obligations	(12)	(11)
Net sale / purchase of common stock for deferred compensation trust	86	—
Net financing activities of discontinued operations	—	(43)

Net cash used in financing activities	(505)	(2,159)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(371)	(523)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,549	1,666

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,178	$ 1,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 558	$ 1,244
Cash paid for income taxes	$ 1,393	$ —

See accompanying Notes to Condensed Consolidated Financial Statements.

5

ADVANCED TECHNICAL PRODUCTS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Advanced Technical Products, Inc. and Subsidiaries (the “Company” or “ATP”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

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

     The promissory note from the Alcore buyer totals $1,250,000 in principal, and is to be paid as follows: $500,000 on June 13, 2002, $375,000 on December 13, 2002 and $375,000 on June 13, 2003. In addition, payments are to include accrued interest on the unpaid note balance at the rate of 9% per annum. The note has been classified with assets of continuing operations in the accompanying Condensed Consolidated Balance Sheets.

     The remaining net assets of discontinued operations at March 29, 2002 following the Transaction consist primarily of the Belcamp manufacturing facility and reserves for other liabilities relating to discontinued operations. Net assets to be disposed of have been separately classified in the accompanying Condensed Consolidated Balance Sheets.

     Net revenues of the Structural Core Materials segment were zero and approximately $6.5 million for the quarters ended March 29, 2002 and March 30, 2001, respectively. These amounts are not included in revenues in the accompanying Condensed Consolidated Statements of Operations.

3.     INVENTORIES

Inventories at March 29, 2002 and December 31, 2001 consisted of the following (in thousands):

	March 29, 2002	Dec. 31, 2001
Finished goods	$ 991	$ 1,509
Work in process	39,319	39,161
Raw materials	21,170	18,699
Progress payments	(8,284)	(5,022)

Total inventories	$ 53,196	$ 54,347

4.     DEBT

     Debt is summarized as follows (in thousands):

	March 29, 2002	Dec. 31, 2001
Short-term debt:
Revolving loans	$17,088	$17,099
Current portion of long-term debt	5,112	5,463

	$22,200	$22,562

Long-term debt:
Term loans	$11,870	$12,563
Equipment loans	1,398	1,608
Subordinated debt, net of unamortized loan
discount	6,038	5,895

Total long-term debt	19,306	20,066
Less current portion	5,112	5,463

Long-term debt, net of current portion	$14,194	$14,603

Revolving, Term and Equipment Loans

     On October 10, 2000, the Company entered into a new financing agreement with its primary lender. At March 29, 2002, the Company’s credit facility with this lending institution totaled $40.3 million consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) a $11.9 million term loan and (3) a $1.4 million capital equipment loan. As of March 29, 2002, the Company had approximately $9.2 million of unused borrowing availability on this credit facility, net of $1.3 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($0.8 million) and other items ($0.5 million).

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

     Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. Equipment loan principal payments are made monthly based on a five-year amortization period. The agreement also stipulates that the Company will make annual mandatory prepayments of the term loan principal in an amount equal to 40% of annual excess cash flow, as defined by the agreement. Such prepayments are generally due within ninety days of the end of the year, commencing with the year ending December 31, 2001. The prepayment requirement based on excess cash flow for 2001 was $1.5 million, which has been classified as short-term debt in the Company’s Condensed Consolidated Balance Sheet at March 29, 2002. The $1.5 million prepayment was made on May 10, 2002. The credit facility matures on October 31, 2003.

Subordinated Debt

     On October 10, 2000, the Company entered into an agreement with a lender for a three year, $7,000,000 million loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable currently or at maturity, at the Company’s discretion. The loan matures on October 31, 2003. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company’s common stock at an exercise price of $4.42 per share. The warrant agreement provided the lender the right, under certain circumstances, to require the Company to repurchase the warrants for an amount to be determined based on the Company’s financial performance, subject to a maximum cap of $1,750,000.

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

5.     EARNINGS PER SHARE

     Earnings per share (“EPS”) are calculated as follows (in thousands):

	March 29, 2002	March 30, 2001
Net income (loss)	$2,259	$ 1,571
Less: preferred stock dividends accrued	—	(20)

Net income (loss) available for common shares	$2,259	$ 1,551

Weighted average number of common shares
outstanding:
—Basic	5,766	5,443
Add: assumed stock conversions, net of
assumed treasury stock purchases:
--stock options	455	303
--stock warrants	1	113

—Diluted	6,222	5,859

8

6.     SEGMENT REPORTING

Segment financial information is summarized as follows (in thousands):

	Quarter Ended
	March 29, 2002	March 30, 2001
Revenues (all from external customers):
Aerospace and Defense	$ 43,887	$ 37,099
Commercial Composites	3,646	3,087
Other operating segments	2,463	2,156

Total	$ 49,996	$ 42,342

Operating income (loss):
Aerospace and Defense	$ 4,840	$ 3,638
Commercial Composites	846	990
Other operating segments	201	(75)
Corporate	(1,512)	(699)

Total	$ 4,375	$ 3,854

7.      COMPREHENSIVE INCOME

     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires the reporting of other comprehensive income in addition to net income from operations. The Company’s other comprehensive loss for the quarter ended March 30, 2001 totaled $86,000 and consisted of foreign currency translation adjustments. There was no other comprehensive loss for the quarter ended March 29, 2002. Comprehensive income totaled $2,259,000 and $1,485,000 for the quarters ended March 29, 2002 and March 30, 2001, respectively.

8.      CONTINGENCIES

     On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation (“NYSDEC”), sent a letter to the Company, claiming that the Company’s Lunn Industries division (“Lunn”) is a potentially responsible party (“PRP”) with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act for NYSDEC’s response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 13 PRPs identified for the Babylon Landfill. NYSDEC documents indicate that Lunn did transmit waste to the Babylon Landfill, although it is currently unclear to what extent Lunn contributed to contamination of the landfill. Accordingly, the Company cannot at present determine the extent of its liability, if any. The Company has not recorded any liability for the contingency as of March 29, 2002.

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

     On July 23, 2001, the United States Attorney for the District of Maryland unsealed a criminal indictment against Alcore’s former chief executive officer (“CEO”), alleging that he engaged in securities fraud and other offenses. A criminal information was also filed by the United States Attorney against Alcore’s former chief financial officer, who pleaded guilty on October 4, 2001, to one count of conspiracy to make false statements. Simultaneously, the SEC filed a civil complaint against the two individuals, alleging securities fraud and other offenses. The employment of these individuals was terminated by the Company in March 2000. Alcore was sold by the Company in June 2001. The Company retained Alcore’s liabilities, including any liabilities associated with the Government’s investigations. Neither the Company nor Alcore was named as a defendant in the proceedings brought against the two individuals by the U.S. Attorney and the SEC.

     In June 2001, the Company was notified by the SEC staff that it is evaluating whether to recommend that the SEC bring an action against the Company and members of its management for violations of the antifraud and other provisions of the federal securities laws based on failure to discover the activities at Alcore referred to above. In July 2001, the Company, James Carter, a former Chairman and CEO of the Company and a current director of the Company, and Garrett Dominy, the current CEO and a director of the Company, each made so-called “Wells submissions” to the SEC stating why they believe that they should not be charged with violations of the federal securities laws in connection with the Alcore investigation. Additional submissions were made in September and October of 2001 and February of 2002. On April 30, 2002, the Company, Mr. Dominy and Mr. Carter submitted Offers of Settlement to the SEC which, if accepted, would end the SEC’s investigation with the entry of administrative orders that the Company, Mr. Dominy and Mr. Carter cease and desist from committing or causing any violation or future violation of Exchange Act Sections 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(b)(5) and Rules 12b-20, 13a-1 and 13a-13 thereunder, all relating to corporate books and records and internal controls. There is no assurance that the Offers of Settlement will be accepted by the SEC. Based on information currently available, however, the Company believes that the SEC’s investigation will not have a material adverse impact on its financial position or future results of operations.

     The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. During October 2000, the lawsuits were consolidated and in January 2001, an amended complaint was filed. The consolidated lawsuit asserts securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company’s 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuit purports to be brought on behalf of a class consisting of all persons who purchased the Company’s common stock in the period from April 1998 through April 2000. During January 2002, a memorandum of understanding (“MOU”) was entered into by the Company and plaintiffs’ counsel outlining terms and conditions for settlement of the suit. The MOU provides for a settlement amount of $2,950,000, $983,000 of which would be paid by the Company and $1,967,000 of which would be paid by the Company’s insurance carrier. The settlement is subject to notice to the class, approval by the court and other conditions. If final court approval is received and payment is made, the Company will be released from all further claims held or made by the shareholder class with respect to matters raised in the suit. Court approval is anticipated in the third quarter of 2002. The Company’s portion of the settlement was accrued during the fourth quarter of 2001.

9.     SUBSEQUENT EVENT

     On May 2, 2002, ATP announced that it had entered into an Agreement and Plan of Merger dated as of May 2, 2002 (the “Merger Agreement” ), with General Dynamics Corporation, a Delaware corporation (“General Dynamics”) and Athena Acquisition I Corporation (the “Merger Subsidiary”), a Delaware corporation and wholly owned subsidiary of General Dynamics. The Company’s board of directors unanimously approved the Merger Agreement and its submission to stockholders. Under the Merger Agreement, upon consummation of the merger, each outstanding share of ATP’s common stock will be converted into the right to receive $33.50 in cash, without interest. The Merger Agreement provides for the merger of Merger Subsidiary with and into the Company, with the Company as the surviving corporation. The merger is conditioned upon, among other things: (i) approval by the holders of the Company’s common stock, (ii) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) other customary closing conditions. Since the board of directors unanimously approved the Merger Agreement, the provisions of the Rights Agreement dated as of March 3, 2000, between the Company and American Stock Transfer & Trust Company will not be applicable to the execution of the Merger Agreement or the closing of the related merger. The merger is expected to close by the end of June 2002.

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

Results of Operations

     During 2002, the Company incurred certain non-operating charges relating to legal costs primarily associated with an investigation by the SEC and non-cash expenses relating to appreciation in the market value of Company common stock held in trust by the ATP Deferred Compensation Plan. The Company has amended the plan so that, commencing with the second quarter of 2002, no further income statement impact will result from future changes in the price of the Company’s shares held in the trust. During 2001, the Company incurred non-operating legal costs associated with the SEC investigation. Following is a reconciliation of operating results as reported using Generally Accepted Accounting Principles (“GAAP”) to Pro Forma reporting to exclude the aforementioned non-operating and non-cash charges (in thousands, except per share amounts):

	Net Revenues	Operating Income	Income Before Income Tax Expense	Net Income	Diluted EPS
First Quarter – 2002
GAAP Reporting	$49,996	$4,375	$3,673	$2,259	$0.36
Pro Forma Adjustments:
Legal costs of investigation	—	—	20	12	—
Non-cash expense relating to
appreciation in value of Company
common stock held in connection
with deferred compensation plan	—	805	805	495	0.08

Pro Forma Reporting	$49,996	$5,180	$4,498	$2,766	$0.44

First Quarter – 2001

GAAP Reporting	$42,342	$3,854	$2,554	$1,571	$0.26
Pro Forma Adjustments:
Legal costs of investigation	—	—	321	197	0.03

Pro Forma Reporting	$42,342	$3,854	$2,875	$1,768	$0.29

12

Quarter Ended March 29, 2002 Compared with the Quarter Ended March 30, 2001

     Revenues for the quarter ended March 29, 2002 increased $7.7 million compared to the quarter ended March 30, 2001, or 18.1%, from $42.3 million in 2001 to $50.0 million in 2002. The increase in revenues was primarily attributable to increased sales on Aerospace and Defense programs, including ongoing programs for advanced composite components and shelter systems.

     Gross profit as a percentage of revenues was 23.1% in the first quarter of 2002, compared to 22.3% in the first quarter of 2001. The increase was primarily attributable to improved profitability resulting from a more favorable mix of sales.

     General and administrative expenses increased $1.6 million, or 28.4% from $5.6 million in 2001 to $7.2 million in 2002. General and administrative expenses for the first quarter of 2002 include non-cash charges of $0.8 million relating to increases in deferred compensation obligations resulting from the appreciation during the quarter in the market value of Company common stock held in a rabbi trust pursuant to the terms of the ATP Deferred Compensation Plan. Although management believes that the Company has no real economic exposure to these non-cash gains or losses associated with changes in the deferred compensation obligation resulting from market value fluctuations of shares of its common stock held in the rabbi trust for participants in the Plan, in accordance with Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested (“EITF No. 97-14”), as published by the Emerging Issues Task Force of the Financial Accounting Standards Board, the shares of Company stock held in the rabbi trust are accounted for as treasury stock, and accordingly general and administrative expense includes adjustments to reflect the elimination of market value increases in the shares of Company stock held in the rabbi trust. In addition, the Company has amended the Plan to require investments in Company stock to be settled with Company stock so that, commencing with the second quarter of 2002, no further income statement impact will result from future changes in the price of the Company’s shares held in the rabbi trust. Excluding the non-cash charges, general and administrative expenses increased by $0.8 million, and, as a percentage of revenues, decreased from 13.2% in 2001 to 12.7% in 2002. The increase in general and administrative dollar expense, excluding the non-cash charges, is primarily the result of increased independent research and development spending and bid and proposal costs. The reduction of general and administrative expenses as a percentage of revenues is attributable to the increased revenues in 2002 compared to 2001.

     Operating income was $4.4 million, or 8.8% of sales, for the first quarter of 2002, compared to $3.9 million, or 9.1% of sales, for the first quarter of 2001. Excluding the non-cash general and administrative expenses of $0.8 million relating to the market value increases in Company stock held by the deferred compensation trust discussed above, operating income increased $1.3 million for the first quarter of 2002 compared to 2001, or 34.4%, primarily because of the combination of increased revenues and gross profits, partially offset by the increased general and administrative expenses.

     Interest expense in 2002 decreased $297,000 for the first quarter, from $979,000 in 2001 to $682,000 in 2002, the result of lower interest-bearing debt balances and lower interest rates in effect during 2002 compared to the same period of 2001.

     Other expense consists of certain legal and other costs incurred in connection with the Company’s governmental investigations relating to Alcore and a class action shareholder lawsuit. Other expense decreased from $321,000 in 2001 to $20,000 in 2002, reflecting a reduction in investigation-related activities during 2002 compared to 2001.

     Income taxes increased $431,000 for the quarter, reflecting the relative change in income before taxes. The effective income tax rate for continuing operations was 38.5% for each period reported.

Financial Condition and Liquidity

     Cash flow provided by operations was $1.1 million for the first quarter of 2002 compared to $2.1 million for the same period in 2001. Working capital, excluding short-term debt balances, increased $1.8 million in the first quarter of 2002 to $57.2 million. Changes in working capital during the quarter ended March 29, 2002 included: (1) a decrease of $2.2 million in accounts receivable, resulting primarily from an increase in collections on customer accounts and a decrease in revenues in the first quarter of 2002 compared to the fourth quarter of 2001, (2) a decrease of $5.9 million in accounts payable and accrued expenses, reflecting an increase in payments to suppliers and income tax payments, (3) a decrease of $1.2 million in inventories, primarily the result of an increase in progress payments received during the first quarter of 2002 on customer contracts and (4) a decrease of $0.7 million in other working capital components. Net cash used in investing activities totaled $1.0 million in the first quarter of 2002 and resulted exclusively from capital expenditures.

     The Company’s primary loan agreement includes a total credit facility of $40.3 million at March 29, 2002 consisting of: (1) $27.0 million of revolving credit against eligible receivable and inventory balances, (2) a $11.9 million term loan and (3) a $1.4 million capital equipment loan. As of March 29, 2002, the Company had approximately $9.2 million of unused borrowing availability on this credit facility, net of $1.3 million of reserves against the revolving loan borrowing base for outstanding stand-by letters of credit commitments ($0.8 million) and other items ($0.5 million). The revolving, term and equipment loans are secured by substantially all of the Company’s assets. The interest rates on the loans are set quarterly based on the Company’s performance against debt-to-earnings ratios specified in the loan agreement. Interest rates can range from LIBOR (the London Interbank Offered Rates) plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution’s prime rate with rates on the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and rates on the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. Interest is paid monthly in arrears on all loans. The term loan is payable quarterly based on a seven-year amortization period. Equipment loan principal payments are made monthly based on a five-year amortization period. The agreement also stipulates that the Company will make annual mandatory prepayments of the term loan principal in an amount equal to 40% of annual excess cash flow, as defined by the agreement. Such prepayments are generally due within ninety days of the end of the year, commencing with the year ending December 31, 2001. The prepayment requirement based on excess cash flow for 2001 was $1.5 million, which has been classified as short-term debt in the Company’s Condensed Consolidated Balance Sheet at March 29, 2002. The $1.5 million prepayment was made on May 10, 2002. The credit facility matures on October 31, 2003.

     On October 10, 2000, the Company entered into an agreement with a lender for a three year, $7,000,000 million loan in the form of a junior secured credit facility. The loan bears interest payable monthly in arrears at an annual rate of 12.5%, and an additional 2.5% of payment-in-kind interest that is payable currently, or at maturity at the Company’s discretion. The loan matures on October 31, 2003. In connection with the loan, ATP also issued warrants giving the lender the right to purchase 320,000 shares of the Company’s common stock at an exercise price of $4.42 per share. On October 31, 2001, the lender exercised all of the 320,000 stock warrants issued in connection with the loan. In lieu of paying the exercise price to the Company in cash, the lender elected to convert the warrants on a cashless basis in accordance with the provisions of the warrant agreement. As a result, the Company issued 266,807 new shares of its common stock to the lender and ATP received no cash proceeds from the exercise. The lender subsequently sold all of these shares on the public market.

     At March 29, 2002, the Company’s backlog of orders and long-term contracts was approximately $712 million, compared to $714 million and $561 million at December 31, 2001 and March 30, 2001, respectively. The backlog includes firm released orders of approximately $230 million, $199 million and $175 million at March 29, 2002, December 31, 2001 and March 30, 2001, respectively. Released backlog represents the estimated value of contracts for which ATP is authorized to incur costs, but for which revenue has not yet been recognized. The released backlog consists of firm contracts, and although they can be and sometimes are modified or terminated, the amount of modifications and terminations historically has been limited compared to total contract volume. The increase in backlog at March 29, 2002 compared to March 30, 2001 reflects increased orders received for biological and chemical detection and protection systems, military shelters and components on several advanced composites programs.

     As discussed above, the Company has made capital expenditures totaling $1.0 million during the first quarter of 2002, which have been financed by increased borrowings under the revolving loan portion of the Company’s credit facility. Management believes that future short-term capital spending requirements will be limited to a sustaining maintenance level plus expenditures that will be cost justified by anticipated incremental program revenues. However, the Company will consider other future capital expenditure investments beyond the maintenance level when such investments are deemed to be strategic or in the best interests of the Company and its stockholders.

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

     On May 2, 2002, ATP announced that it had entered into an Agreement and Plan of Merger dated as of May 2, 2002 (the “Merger Agreement”), with General Dynamics Corporation, a Delaware corporation (“General Dynamics”) and Athena Acquisition I Corporation (the “Merger Subsidiary”), a Delaware corporation and wholly owned subsidiary of General Dynamics. The Company’s board of directors unanimously approved the Merger Agreement and its submission to stockholders. Under the Merger Agreement, upon consummation of the merger, each outstanding share of ATP’s common stock will be converted into the right to receive $33.50 in cash, without interest. The Merger Agreement provides for the merger of Merger Subsidiary with and into the Company, with the Company as the surviving corporation. The merger is conditioned upon, among other things: (i) approval by the holders of the Company’s common stock, (ii) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) other customary closing conditions. Since the board of directors unanimously approved the Merger Agreement, the provisions of the Rights Agreement dated as of March 3, 2000, between the Company and American Stock Transfer & Trust Company will not be applicable to the execution of the Merger Agreement or the closing of the related merger. The merger is expected to close by the end of June of this year. However, there can be no assurance that the merger will be completed.

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

Recent Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) beginning January 2002. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The adoption of this standard had no material impact upon adoption or on the results of operations for the quarter ended March 29, 2002.

Forward Looking Statements – Cautionary Factors

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that do not state historical fact and are inherently subject to risk and uncertainties. The forward-looking statements contained herein include, without limitation, statements about the Company’s expectations, beliefs, intentions, or strategies regarding the future, and are based on current expectations and information available to the Company. Such forward-looking statements entail various risks and uncertainties which could cause actual results to differ materially from those projected in such forward-looking statements. Such risks and uncertainties, which can cause actual results to differ materially from those described herein, include the risks and uncertainties associated with the pending governmental investigations and litigation involving the Company. For additional information identifying such risks and uncertainties, see the Company’s 2001 Annual Report on Form 10-K (Item 7, under the heading “Factors Affecting Future Operating Results”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates primarily relating to its $40.3 million credit facility. However, the carrying value of borrowings under the credit facility generally approximate fair value due to the variable rate nature of such borrowings. The interest rates are set quarterly based on the Company’s performance against debt-to-earnings ratios specified in the agreement. Interest rates can range from LIBOR plus 2.75% to LIBOR plus 1.0% on the revolving loan and from LIBOR plus 3.25% to LIBOR plus 1.5% on the term and equipment loans. Alternatively, the Company may elect interest rates based on the lending institution’s prime rate with the revolving loan ranging from prime plus 0.5% to prime plus 0.25% and the term and equipment loans ranging from prime plus 0.75% to prime plus 0.50%. At March 29, 2002, the Company had $30.4 million outstanding under the credit facility at a weighted-average interest rate of 3.54%.

     The Company has not entered into transactions which subject it to material foreign currency transaction gains and losses.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

     On October 7, 1999, the New York Office of the Attorney General, on behalf of the New York State Department of Environmental Conservation (“NYSDEC”), sent a letter to the Company, claiming that the Company’s Lunn Industries division (“Lunn”) is a potentially responsible party (“PRP”) with respect to contamination at the Babylon Landfill in Babylon, New York. NYSDEC alleges that Lunn sent waste to the Babylon Landfill and that Lunn is jointly and severally liable under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for NYSDEC’s response costs in addition to interest, enforcement and future costs. According to NYSDEC, there are currently 13 PRPs identified for the Babylon Landfill. NYSDEC documents indicate that Lunn did transmit waste to the Babylon Landfill, although it is currently unclear to what extent Lunn contributed to contamination of the landfill. As a PRP, the Company may be required to pay a portion of the costs of evaluation and cleanup of this site. Lawsuits and claims involving additional environmental matters may arise from time to time. The New York Attorney General’s investigation of the inactive CERCLA site in Babylon, New York is in a preliminary stage, and as a result, management has based its assessment of potential liability and remediation costs on currently available facts, the number of PRPs identified, documentation available, currently anticipated and reasonably identifiable remediation costs, existing technology, presently enacted laws and regulations and other factors. While the Company may have rights of contribution or reimbursement under insurance policies, such issues are not factors in management’s estimation of liability. The Company cannot presently determine the extent of its liability, if any, however, based on the foregoing factors, management believes that it is unlikely that the resolution of the matter at the inactive Babylon, New York site will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company has not recorded any liability for the contingency as of March 29, 2002.

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

     On July 23, 2001, the United States Attorney for the District of Maryland unsealed a criminal indictment against Alcore’s former chief executive officer (“CEO”), alleging that he engaged in securities fraud and other offenses. A criminal information was also filed by the United States Attorney against Alcore’s former chief financial officer, who pleaded guilty on October 4, 2001, to one count of conspiracy to make false statements. Simultaneously, the SEC filed a civil complaint against the two individuals, alleging securities fraud and other offenses. The employment of these individuals was terminated by the Company in March 2000. Alcore was sold by the Company in June 2001. The Company retained Alcore’s liabilities, including any liabilities associated with the Government’s investigations. Neither the Company nor Alcore was named as a defendant in the proceedings brought against the two individuals by the U.S. Attorney and the SEC.

     In June 2001, the Company was notified by the SEC staff that it is evaluating whether to recommend that the SEC bring an action against the Company and members of its management for violations of the antifraud and other provisions of the federal securities laws based on failure to discover the activities at Alcore referred to above. In July 2001, the Company, James Carter, a former Chairman and CEO of the Company and a current director of the Company, and Garrett Dominy, the current CEO and a director of the Company, each made so-called “Wells submissions” to the SEC stating why they believe that they should not be charged with violations of the federal securities laws in connection with the Alcore investigation. Additional submissions were made in September and October of 2001 and February of 2002. On April 30, 2002, the Company, Mr. Dominy and Mr. Carter submitted Offers of Settlement to the SEC which, if accepted, would end the SEC’s investigation with the entry of administrative orders that the Company, Mr. Dominy and Mr. Carter cease and desist from committing or causing any violation or future violation of Exchange Act Sections 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(b)(5) and Rules 12b-20, 13a-1 and 13a-13 thereunder, all relating to corporate books and records and internal controls. There is no assurance that the Offers of Settlement will be accepted by the SEC. Based on information currently available, however, the Company believes that the SEC’s investigation will not have a material adverse impact on its financial position or future results of operations.

     The Company and certain of its Officers and Directors have been named in a number of lawsuits filed during July 2000 in the United States District Court for the Northern District of Georgia. During October 2000, the lawsuits were consolidated and in January 2001, an amended complaint was filed. The consolidated lawsuit asserts securities fraud claims based on, among other things, alleged misstatements and omissions concerning the Company’s 1998 and 1999 financial results and condition, including various violations of generally accepted accounting principles. The lawsuit purports to be brought on behalf of a class consisting of all persons who purchased the Company’s common stock in the period from April 1998 through April 2000. During January 2002, a memorandum of understanding (“MOU”) was entered into by the Company and plaintiffs’ counsel outlining terms and conditions for settlement of the suit. The MOU provides for a settlement amount of $2,950,000, $983,000 of which would be paid by the Company and $1,967,000 of which would be paid by the Company’s insurance carrier. The settlement is subject to notice to the class, approval by the court and other conditions. If final court approval is received and payment is made, the Company will be released from all further claims held or made by the shareholder class with respect to matters raised in the suit. Court approval is anticipated in the third quarter of 2002. The Company’s portion of the settlement was accrued during the fourth quarter of 2001.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     On May 2, 2002, ATP announced that it had entered into an Agreement and Plan of Merger dated as of May 2, 2002 (the “Merger Agreement”), with General Dynamics Corporation, a Delaware corporation (“General Dynamics”) and Athena Acquisition I Corporation (the “Merger Subsidiary”), a Delaware corporation and wholly owned subsidiary of General Dynamics. The Company’s board of directors unanimously approved the Merger Agreement and its submission to stockholders. Under the Merger Agreement, upon consummation of the merger, each outstanding share of ATP’s common stock will be converted into the right to receive $33.50 in cash, without interest. The Merger Agreement provides for the merger of Merger Subsidiary with and into the Company, with the Company as the surviving corporation. The merger is conditioned upon, among other things: (i) approval by the holders of the Company’s common stock, (ii) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) other customary closing conditions. Since the board of directors unanimously approved the Merger Agreement, the provisions of the Rights Agreement dated as of March 3, 2000, between the Company and American Stock Transfer & Trust Company will not be applicable to the execution of the Merger Agreement or the closing of the related merger. The merger is expected to close by the end of June of this year. However, there can be no assurance that the merger will be completed.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

Not applicable.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated May 2, 2002 reporting under Item 5 –Other Events was filed announcing the Company’s entering into the Merger Agreement on May 2, 2002.

19

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED TECHNICAL PRODUCTS, INC. —————————————— (Registrant)

Dated: May 10, 2002	By: /S/ James P. Hobt —————————————— James P. Hobt, Chief Financial and Accounting Officer, Treasurer and Secretary

20